Form 10-Q
period 2011-08-31
Gala Global Inc.
filed 2011-11-09
CIK 1513403

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended August 31, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-172744

Gala Global, Inc.

(Exact name of Registrant

in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25 B Hampstead Hill Gardens, London, UK	NW32PJ
(Address of Principal Executive Offices)	(Zip Code)

Gala Glob's Telephone Number, Including Area Code: +44773852907

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, November 9, 2011:  Common Stock – 5,860,000

GALA GLOBAL, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. (Removed and Reserved)	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

GALA GLOBAL INC.

(A Development Stage Company)

Balance Sheets

		Aug. 31, 2011
	Nov. 30, 2010	(Unaudited)
ASSETS

Current assets
Cash	$23,579	$14,786
Total current assets	23,579	14,786

Fixed assets - net		1,104

Total Assets	$23,579	$15,890

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$100	$100
Total current liabilities	100	100

Total Liabilities	100	100

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,860,000 shares issued and outstanding	5,860	5,860
Additional paid in capital	18,240	18,240
Deficit accumulated during the dev. stage	(621)	(8,310)

Total Stockholders' Equity	23,479	15,790

Total Liabilities and Stockholders' Equity	$23,579	$15,890

The accompanying notes are an integral part of these financial statements.

GALA GLOBAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

				Period From
				March 15, 2010
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	August 31, 2010	August 31, 2011	August 31, 2011	August 31, 2011

Revenue - related party	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	152	856	7,689	8,310
	152	856	7,689	8,310

Gain (loss) from operations	(152)	(856)	(7,689)	(8,310)

Other income (expense):
	-	-	-	-

Income (loss) before
provision for income taxes	(152)	(856)	(7,689)	(8,310)

Provision for income tax	-	-	-	-

Net income (loss)	$ (152)	$ (856)	$ (7,689)	$(8,310)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	816,667	5,860,000	5,860,000

The accompanying notes are an integral part of these financial statements.

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
		March 15, 2010
	Nine Months	(Inception)
	Ended	Through
	August 31, 2011	August 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(7,689)	$(8,310)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	316	316
Related party payable	-	100
Net cash provided by (used for)
operating activities	(7,373)	(7,894)

Cash Flows From Investing Activities:
Fixed assets	(1,420)	(1,420)
Net cash provided by (used for)
investing activities	(1,420)	(1,420)

The accompanying notes are an integral part of these financial statements.

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

		Period From
		March 15, 2010
	Nine Months	(Inception)
	Ended	Through
	August 31, 2011	August 31, 2011

Cash Flows From Financing Activities:
Sales of common stock	-	24,100
Net cash provided by (used for)
financing activities	-	24,100

Net Increase (Decrease) In Cash	(8,793)	14,786

Cash At The Beginning Of The Period	23,579	-

Cash At The End Of The Period	$14,786	$14,786

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

GALA GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Gala Global Inc. (the “Company”), was incorporated in the State of Nevada on March 15, 2010. The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured.

GALA GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The registrant is a cognitive learning and development company that intends to build software tools for improving occupational and brain health and performance.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on quality and superior service and operating efficiency.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended August 31, 2011, we did not generate any revenue and had general and administrative operating expenses of $856 resulting in operating loss of $856.

For the three months ended August 31, 2010, we did not generate any revenue and had general and administrative operating expenses of $152 resulting in operating loss of $152.  Management expects operating expenses will increase as we implement sales and marketing initiatives.

For the three months ended August 31, 2011 compared to August 31, 2010, total operating expenses increased by approximately $704, due primarily basic operating expenses.

For the nine months ended August 31, 2011, we did not generate any revenue and had general and administrative operating expenses of $7,689 resulting in operating loss of $7,689.   The expenses of $7,689 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.    Other administrative expenses increased in spite of management’s attempts to reduce overhead costs.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of August 31, 2011, we had cash on hand of $23,579.

For the nine months ended August 31, 2011, we invested $1,420 on a MSK-335B Reliable Sing-Needle Small-Cylinder Walking-Foot sewing machine for the company.

For the nine months ended August 31, 2011, we did not pursue any financing activities.

For the period from March 15, 2010 (inception) through August 31, 2011, we received proceeds from the sale of common stock of $24,100.  As a result, we had net cash provided by financing activities of $24,100.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these costs could range up to $46,080 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because we have not yet completed development of our product line, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Plan of Operations

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Over the next twelve months, we intend to:

1.  Make offers and negotiate agreements with customers.

Currently we continue to study the whole of Greater London’s fashion industry and its market for quality clothes production and sales.

We are also negotiating agreements with our potential clients.  So far our target companies have been boutique stores which produce quality clothing garments that are hand crafted and are individually tailored.  Gala Global Inc. continues to look for a physical office location to set up studio by November.  We have not located or signed any lease at this time.  No material costs are required to complete this step.

2.  Commence marketing campaign

When our office is set up in November 2011, we will start offering services to clients and negotiate with potentially interested companies, we will begin to market our products and services.  We shall see the results of our marketing campaign within 120 days from its initiation in November 2011.  The registrant has signed a Marketing Consulting Agreement with Bernandine Lawrence on November 9, 2010.  The consultant has agreed to perform the consulting work for the registrant in providing advertising and marketing support.

The consultant, Bernandine Lawrence, will use traditional media for advertising such as newspapers, which includes classified and display advertising, magazines, and radio.  The consultant also plans to design and distribute printed marketing material likely with its updates at different seasons. Advertisements in local women publications will also be explored and are considered.  Nevertheless the consultant will make telephone, mail and personal approaches to the clothing brands, fashion houses and designers of high statue and with a successful business, for possible cooperation or partnership. Therefore, the consultant plans to market our products to individual clients and to promote our business to companies for possible joint ventures with clothing distribution companies which would market and sell our clothing under their brand.

In consideration for the consulting services to be performed by the consultant under this agreement, the registrant will pay consultant at the rate of 7.00 British pounds sterling per hour for the time spent on consulting services.  Consultant shall submit written, signed reports of the time spent performing consulting services, itemizing in reasonable detail the dates on which services were performed, the number of hours spent on such dates and a brief description of the services rendered.  The registrant shall pay consultant the amounts due pursuant to submitted reports within 14 days after such reports are received by the registrant.

In the following 2 months we will hire a contractor who will research and look for potential clients throughout the network of businesses in the clothing industry. We intend to use other marketing strategies, such as developing a website, direct mailing advertisement, and phone calls to potential clients. We intend to catalogue our custom made clothing as to show our portfolio on the Internet.  We also plan to take part in fashion shows and trade shows to promote our product and to meet potential clients especially in relation to working on supplier relationships.

Starting January 2012, we intend to focus our marketing efforts creating semi-annual pricing promotions.  We believe that our total expenditure for a year will be $5,000 and we should begin to see results from our marketing campaign within 120 days from its initiation. We will intend to continue our marketing efforts during the life of our operations.

The registrant has recently purchased MSK-335B Reliable Single-Needle Small-Cylinder Walking-Foot Sewing Machine for $1,420.  The machine has a vibrating binder and sew-quiet servomotor.  MSK-335B is a single needle, cylinder bed compound feed walking foot sewing machine and it is very good for sewing fabric, sewing leather, canvas, synthetics and other medium to heavy weight fabric that may also need a cylinder bed and a vibrating binder. It has a powerful feeding system (top and bottom feed) higher pressure foot lift and longer stitch length; the machine can also easily sew heavy materials with heavier thread.

The moving (vibrating) binder ensures a specific quality stitch, and eliminates the inch roping effect caused by poor feeding. It has a Japanese Hirose brand 1.4 capacity sewing hook built-in bobbin winder with Low noise, low vibration design, 2,400 rpm high-speed operation stitch dial regulator reverse lever mechanism table, K-leg stand, and 1/2 horse power motor.

3.  Set up Tailoring Studio

We plan to set up a Studio Center in London England by November 2011, and acquire more of the equipment that we need to begin operations.  Our MSK-335B sewing remains with the seller at this time as the retail space has not yet been secured; our machinery is anticipating the shipping, this is to avoid the storage charges before a studio has been arranged for business opening November 2011. Tailoring and measurements will take place at the studio place once it is established, it is planned to be used as the space for all business conducts including promotional and tailoring works and preparations.

We believe that it will cost another $4,580 to set up and obtain the necessary equipment to begin operations, such as sewing tools, materials, computer, furniture, and other studio and office supplies. Our director and the secretary will handle our administrative duties. The anticipated costs of renting the Studio Centre in London are approximately $1500 per month.

4.  Hire tailors

Once, potential customers begin to be interested in our products and services, we intend to retain two part-time tailors, and two sales representatives approximately by February 2012. Our tailors must have broad knowledge and good experience in fashion and bespoke tailoring industry, to produce the items.  The tailor's job would be to find or reinterpret new exciting designs, and to set up our own signature style which will attract the market share. Our tailors will be hired on a contract basis and receive commission pay based on the sales and their performance. Therefore, to hire them, we estimate total out of pocket expense to be $5,000. Our sales representatives will be compensated solely from commission by commission payments from the revenue that they help to generate.  Exploration with different designs and styles will be ongoing during the life of our operations.

We therefore expect to incur the following costs in the next twelve months in connection with our business operations:

Marketing Cost	$ 5,000
Webstie Development	4,000
Studio Expenses	4,580
Studio Rent Expense	13,500
Working Capital	3,000
Salaries	5,000
Professional and legal fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations	12,000
Total expenditures over the next 12 months are therefore expected to be	$46,080

We do not have sufficient cash and cash equivalents to execute our operations.  The amount of additional financing needed to operate the business for the next twelve months is $30,548.  Our president, Mikhail Muyingo, has agreed to lend the registrant $30,548 when necessary.  At the present time, we don’t have any binding agreements from our president of his willingness to loan or invest funds to the company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended August 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information

          None

Item 6.   Exhibits

       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       101.INS**   XBRL Instance Document

       101.SCH**   XBRL Taxonomy Extension Schema Document

       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2011

By:   /s/Mikhail Muyingo

Mikhail Muyingo

Principal Executive Officer, Controller

Principal Financial Officer, Director