Form 10-Q/A
period 2011-08-31
Gala Global Inc.
filed 2011-11-09
CIK 1513403

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 TO

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

Registrant's Telephone Number, Including Area Code: +44773852907

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

Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended August 31, 2011 of the registrant, originally filed with the Securities and Exchange Commission on November 9, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to correctly attach the XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2011

GALA GLOBAL, INC.

By: /s/Mikhail Muyingo

Mikhail Muyingo

Principal Executive Officer,

Principal Financial Officer

Exhibits

    Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    101.INS**   XBRL Instance Document

    101.SCH**   XBRL Taxonomy Extension Schema Document

    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

All above mentioned exhibits filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3