Form 10-K
period 2011-11-30
Gala Global Inc.
filed 2012-03-13
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-172744

Gala Global, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25 B Hampstead Hill Gardens, London, UK	NW32PJ
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: +44773852907

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act

Yes [  ]      No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ ]      No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x]       No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.05 par value common stock held by non-affiliates of the registrant was approximately $115,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 13, 2012 was 5,860,000 shares of its $.05 par value common stock.

No documents are incorporated into the text by reference.

Gala Global, Inc.

Form 10-K

For the Fiscal Year Ended November 31, 2011

Table of Contents

PART I

ITEM 1.  BUSINESS

General

Gala Global, Inc. was incorporated in the state of Nevada on March 15, 2010.  We intend to expand business operations by distributing all-natural everyday custom tailored women's clothing products from England as well as making customer specified alterations for both men and women. At this stage, we have engaged in the development of our website and business plan as well as exploring different sourcing alternatives of fabric and materials needed to produce our custom designed apparel. Currently our company is non-profitable therefore we cannot forecast with certainty that our growth initiatives will generate profits.

We are planning to sell our tailoring clothing and offer tailoring services out of our Tailoring Studio which we plan to set up in London. In the studio we will obtain measurements and perform the required tailoring. The majority of our business will be marketed and distributed in the United Kingdom.  Our long-term activities that are not listed in our expense table and are dependent on future financing will include expanding operations to set up shops in Europe and North America. These activities are further described below.

We are in the process of developing our website www.galaglobalinc.com that will give our clients the ability to read more about our tailoring capabilities and ideas for new custom designs. As the website becomes fully operational, our consumers will be able to contact us, directly through our website for quotes, alteration and measurement appointments.  By November 2011, we expect to locate good selection of materials and fabrics from which to choose.  We intend to fund our ability to offer various designs from the money we receive from our customers as well as the director Mikhail Muyingo who has agreed to lend the registrant additional funding if required. Mr. Muyingo's agreement to lend funds to the company is of a non-binding nature.

Brands

Gala Global will brand its design and custom-made fashions by occasion.

Formal Evening Gowns

This category will include evening dresses, celebrity dresses, ball gowns, formal gowns and winter formals.  Our made to order philosophy will ensure fit and look for the occasion.

Suits

Gala Global will ensure that each suit is measured precisely to our customer's size and shape.  Our designs will span the spectrum from conservative to trendy.  We want to incorporate utility and comfort into our jackets.  Our crafted stitching will make certain that the suit will last.

This may include functional button holes on the sleeves, inside arm shields, additional inside pockets, crotch linings based on climate.

Casual Dresses

Our branded casual dresses will include sun dresses and day dresses.

Bridal

Whether for the bride or then entire wedding party, the registrant's tailors will plan and fit each person with clothes to compliment this special occasion.  Bridal gowns, bridesmaids' dresses and tuxedos will all be created or altered.

Customers

We believe that customers are women and men of all age groups with average or above average income. We believe that customers with low income will also seek our services where garments of inexpensive kind will require quick and simple alterations or mending.

We also intend to promote our products and services to larger chain stores that have higher budget and tend to purchase a more diverse inventory. We plan to take part in various trade shows and to meet potential clients.

Equipment

The registrant has recently purchased MSK-335B Reliable Single-Needle Small-Cylinder Walking-Foot Sewing Machine. It is currently remains with the seller anticipating the shipping after the studio is arranged. The machine has a vibrating binder and sew-quiet servomotor.  MSK-335B is a single needle, cylinder bed compound feed walking foot sewing machine and it is designed for sewing fabric, sewing leather, canvas, synthetics and other medium to heavy weight fabric that may also need a cylinder bed and a vibrating binder.

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

Sales and Marketing Strategies

Initially, our president, Mikhail Muyingo will promote our tailoring services and products from his home location at 25B Hampstead Hill Gardens, London, UK.  While our website is being completed, word of mouth will sustain the business and bring our philosophy and message to our website in order to increase the customer base.

Promotion of our work to make the tailor experience easy will include personalized details such as monogramming and extra pockets for no extra charge.  We also plan to update and distribute printed marketing material by bi-annually.  For our future customers, our strategy will include offering discounts on new orders placed within a year of their last purchase.  We also plan to guarantee our craftsmanship by offering free repairs to any custom-made garments.

Finally, gift certificates will be purchased from our website.

Marketing Agreement

On November 9, 2010, the registrant has signed a marketing agreement with a consultant, Bernandine Lawrence, an individual.  The consultant, Bernandine Lawrence, will use traditional media for advertising such as newspapers, magazines, and radio.  She will design and distribute printed marketing material to potential customers.  Our consultant will market our service to individual clients as well as other business such as clothing retailers.

The agreement with the registrant contains the following additional material terms:

    1.  Consultant shall submit written, signed reports of the time spent performing marketing and advertising, itemizing in reasonable detail the dates on which services were performed, the number of hours spent and a brief description of the services rendered.

    2.  In consideration for the Consulting Services to be performed by the Consultant under this agreement, Gala Global Inc will pay Consultant at the rate of 7.00 British pounds sterling per hour for the time spent on Consulting Services. Consultant shall submit written, signed reports of the time spent performing Consulting Services, itemizing in reasonable detail the dates on which services were performed, the number of hours spent on such dates and a brief description of the services rendered.  The Company shall pay Consultant the amounts due pursuant to submitted reports within 14 days after such reports are received by the Company.

    3.  The registrant will reimburse to consultant the following expenses incurred while the Agreement exists: all travel expenses to and from work sites including miscellaneous travel-related expenses (parking and tolls), meal expenses, administrative expenses and lodging expenses if work demands overnight stays.

    4.  The consultant is an independent contractor and not an employee of the registrant or any of its subsidiaries or affiliates.

    5.  In the course of performing consulting services, the parties recognize that consultant may come in contact with or become familiar with information with the registrant or its subsidiaries or affiliates may consider confidential.  This information may include, but is not limited to, information pertaining to the registrant's information technology and other business systems, which information may be of value to a competitor.  Consultant agrees to keep all such information confidential.

    6.  The agreement commenced on November 9, 2010 and shall terminate on November 9, 2011, unless earlier terminated by either party hereto. Either party may terminate the agreement upon Thirty (30) days prior written notice.  The registrant may, at its option, renew this Agreement for an additional one (1) year term on the same terms and conditions as set forth herein by giving notice to consultant of such intent to renew on or before October 9, 2011.

Website

We plan outsourcing the development of our website to experts in internet retail marketing.  Registration, purchase and payment of company web address and payment, purchase and establishment of the website hosting page has been accomplished at this point.  Preliminary webpage will be up by end of August 2011 describing our site being in construction.

At this point we have hired a developer to work on our website design and functions. Website should be partially operational in August, 2011. The cost of the website development is estimated to remain below the sum of $4000 for the next 12 months; however, it is possible that it will end up costing more than that. The estimate is the amount that the website developer has quoted to us to construct our website. This amount is due at the time the website is completed. The yearly cost to maintain and update our website will be approximately $500. The website is intended to be a destination site for our custom made garments.  We intend to continually consult on making on-line the experience simpler and exciting. In the near future our website is only going to be used as a catalog, for scheduling and for submitting questions. Customers will be able to come to our studio for measurements but for now they will not be able to pay online although that is our plan to have it available and functional in the future.

The following services and products are still outstanding for the website:  bandwidth, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hot metal/miva script, shopping cart, securing  transactions by adding signio support, cyber cash support and macromedia flash.  The foregoing will allow us to make appointments for measuring and fitting, make on-line consultations with our tailors and promote our trade in an attractive fashion, and communicate with our customers on-line.

Convenient Shopping Experience

Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online showcase and eventual store will enable us to deliver inspiration and ideas on fashion lines for a variety of settings. We also intend to make the shopping experience convenient by categorizing our products into easy- to-shop departments.

Customer Service

We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee if the craftsmanship does not meet expectation.

On-line Interactive Store

We intend to design our internet store to be a place for individual consumers to research and view our artistry.   Our vision is to open up the minds of our potential customers and aid them in developing a style that is their own.  The customer can browse through different ideas for fabrics and styles through the interactive experience.  We can provide advice not only on the creation of their garments but also regarding care and storage.

Shopping at our Online Store

Our online store will be located at www.galaglobalinc.com.  We believe that the sale of our products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, and ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

To purchase gift certificates, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. To execute orders, consumers will click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, will be prompted to supply shipping details online. We will also offer consumers a variety of shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer will use a credit card, which is authorized during the checkout process where charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

We will offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not refund any money to a customer.

Competition

The tailoring service business in the area of Greater London is competitive due to large number of companies offering this type of trade. This is caused in part by the abundance of working immigrants, in particular from newly added Eastern European countries to the E.U. such as Lithuania, Latvia and Estonia. However, some of generally these workers lack the experience in working with the English clientele. Based on these observations, we rate the competition level medium to high. High meaning chances of customers going to other service provider like ours us are high; medium meaning that there is a medium rated likelihood that our potential clientele will go somewhere else.

We will be in a market where we compete with many local, regional, national and international companies. These companies distribute through mega stores, boutiques and online. We believe that many of our competitors have greater financial resources and liquidity and may be able to withstand sales or price decreases better than we can at present time.  We also expect to continue to face rivalry from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations. To attract clients to use our services we will use the following methods of competition:

 - helpful and courteous customer service

 - providing warranty services free of charge

 - providing discounts for multiple orders and purchases

 - providing services/setting up our tailoring studio in the area where      there are no competitors nearby

Trademark

We do not have a trademark registered at this time. At present, we have not established a valuable brand which requires protection. We may register a trademark in the next 12 months-when we feel that our brand is able beginning to gain value and recognition.

Government Regulation

To comply with U.K laws, in order to do business in the U.K, our U.S. registrant will have to register as an overseas company at the Companies House in Britain within one month from the beginning of trade. Companies House is the United Kingdom Registrar of Companies. All forms of companies are incorporated and registered with Companies House as required by the current Companies Act 2006. All registered limited companies, including subsidiary, small and inactive companies, must file annual financial statements, in addition to annual company returns, which are all public records. All forms of companies as permitted by United Kingdom Companies Act are incorporated and registered with Companies House. We are not required to be registered as an overseas company in London until we start to execute business transactions with our U.K customers and start to earn revenue. We anticipate that we will register by the end of the year of 2011.

We do not believe that government regulations will have a material impact on the way we conduct business.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES.

Our offices are currently located at 25 B Hampstead Hill Gardens, London, UK, NW32PJ.  Our telephone number is +447738529207.  This is the home office of our president, Mikhail Muyingo.  We do not pay any rent to Mr. Mikhail Muyingo and there is no agreement to pay any rent in the future.  Upon the completion of our offering, we intend to establish an office elsewhere. We are planning to sell our tailoring clothing and offer tailoring services out of our Tailoring Studio, which we plan to set up in London. In the studio we will obtain measurements and perform the required tailoring.

As of the date of this prospectus, we have not sought or selected a new office site.

ITEM 3.   LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)  Market Information.  Our common stock is not quoted on a market or securities exchange.  We cannot provide any assurance that an active market in our common stock will develop.  We intend to quote our common shares on a market or securities exchange.

b)  Holders.  At March 13, 2012, there were twenty nine (29) shareholders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

Plan Category	Number of Securities Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a

Equity Compensation Plans Not Approved by Security Holders	n/a	n/a	n/a
Total	n/a	n/a	n/a

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Since inception, the registrant has sold the following securities that were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration
Mikhail Muyingo	June 1, 2010	3,500,000	3,500,000
25 B Hampstead
Hill Gardens
NW32PJ, London, UK

On June 1, 2010, we issued 3,500,000 shares of common stock to Mikhail Muyingo, our president, in consideration of $0.001 per share for a total of $3,500.

Also, on August 20, 2010, we issued 1,400,000 shares of common stock to 7 individuals for consideration of $0.001 per share for a total of $1,400.

On November 15, 2010, we issued 960,000 shares of common stock to 21 individuals for consideration of $0.02 per share for a total of $19,200.

All of the foregoing transactions were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All transactions took place outside the United States of America with non-US persons.

    Item 5(b)  Use of Proceeds.

Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

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

Results of Operations

For the period from March 15, 2010 (Inception) through November 30, 2010, we did not generate any revenue, had no depreciation expenses, and had general and administrative expenses of $621, resulting in an operating loss of $621.

For the year ended November 30, 2011, we did not generate any revenue, we had $473 in depreciation expenses, and had general and administrative expenses of $18,972, resulting in an operating loss of $19,445.

For the period from March 15, 2010 (Inception) through November 30, 2011, we did not generate any revenue, we had $473 in depreciation expenses, and had general and administrative expenses of $19,593, resulting in an operating loss of $20,066.

The expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.  Other administrative expenses increased in spite of management’s attempts to reduce overhead costs.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of November 30, 2011, we had cash on hand of $3,187 and net fixed assets of $947, resulting in total assets of $4,134.

For the year ended November 30, 2011, we invested $1,420 on a MSK-335B Reliable Sing-Needle Small-Cylinder Walking-Foot sewing machine for the company.

For the year ended November 30, 2011, we did not pursue any financing activities.

For the period from March 15, 2010 (inception) through November 30, 2011, we received proceeds from the sale of common stock of $24,100.  As a result, we had net cash provided by financing activities of $24,100.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GALA GLOBAL, INC.

Index to

Financial Statements

Page
Report of Independent Registered Public Accounting Firm	17

Balance Sheets at November 30, 2011 and 2010	18

Statements of Operations for the Period from March 15, 2010 (Inception) through November 30, 2010, the Year ended November 30, 2011, and the Period from March 15, 2010 (Inception) through November 30, 2011	19

Statement of Changes in Stockholders' Equity for the years ended November 30, 2011 and 2010	20

Statements of Cash Flows for the Period from March 15, 2010 (Inception) through November 30, 2010, the Year ended November 30, 2011, and the Period from March 15, 2010 (Inception) through November 30, 2011	21

Notes to Financial Statements	22

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gala Global Inc.

London, United Kingdom

I have audited the accompanying balance sheets of Gala Global Inc. (a development stage company) as of November 30, 2010 and 2011, and the related statements of operations, stockholders' equity and cash flows for the period from March 15, 2010 (inception) through November 30, 2010, the year ended November 30, 2011, and for the period from March 15, 2010 (inception) through November 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global Inc. as of November 30, 2010 and 2011, and the results of its operations and its cash flows for the period from March 15, 2010 (inception) through November 30, 2010, the year ended November 30, 2011, and for the period from March 15, 2010 (inception) through November 30, 2011in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

February 21, 2012

RONALD R. CHADWICK, P.C.

GALA GLOBAL, INC.

(A Development Stage Company)

Balance Sheets

	Nov. 30, 2010	Nov. 30, 2011
ASSETS
Current assets
Cash	$23,579	$3,187
Total current assets	23,579	3,187

Fixed assets - net	-	947

Total Assets	$23,579	$4,134

LIABILITIES &
STOCKHOLDERS' EQUITY
Current liabilities
Related party payable	$100	$100
Total current liabilities	100	100

Total Libilities	100	100

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,860,000 shares issued and outstanding	5,860	5,860
Additional paid in capital	18,240	18,240
Deficit accumulated during the dev. stage	(621)	(20,066)

Total Stockholders' Equity	23,479	4,034

Total Liabilities and Stockholders' Equity	$23,579	$4,134

The accompanying notes are an integral part of the financial statements.

GALA GLOBAL, INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From		Period From
	March 15, 2010		March 15, 2010
	(Inception)		(Inception)
	Through	Year Ended	Through
	Nov. 30, 2010	Nov. 30, 2011	Nov. 30, 2011

Revenue - related party	$-	$-	$-

Operating expenses:
Depreciation	-	473	473
General and administrative	621	18,972	19,593
	621	19,445	20,066

Gain (loss) from operations	(621)	(19,445)	(20,066)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(621)	(19,445)	(20,066)

Provision for income tax	-	-	-

Net income (loss)	$(621)	$(19,445)	$(20,066)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,032,308	5,860,000

The accompanying notes are an integral part of the financial statements.

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

							Deficit
							Accumulated
	Common Stock						During The		Stock-
			Amount		Paid In		Development		holders'
	Shares		($.001 Par)		Capital		Stage		Equity

Balances at March	-		$-		$-		$-		$-
15, 2010 (Inception)
Sales of common stock	5,860,000		5,860		18,240				24,100

Net income (loss) for							(621)		(621)
the period
Balances at November	5,860,000	-	$5,860	$-	$18,240	$-	$(621)	$-	$23,479
30, 2010
Net income (loss) for							(19,445)		(19,445)
the year
Balances at November	5,860,000	-	$5,860	$-	$18,240	$-	$(20,066)	$-	$4,034
30, 2011

The accompanying notes are an integral part of the financial statements.

GALA GLOBAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From		Period From
	March 15, 2010		March 15, 2010
	(Inception)		(Inception)
	Through	Year Ended	Through
	Nov. 30, 2010	Nov. 30, 2011	Nov. 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(621)	$(19,445)	$(20,066)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	473	473
Related party payable	100	-	100
Net cash provided by (used for)
operating activities	(521)	(18,972)	(19,493)

Cash Flows From Investing Activities:
Fixed assets	-	(1,420)	(1,420)
Net cash provided by (used for)
investing activities	-	(1,420)	(1,420)

Cash Flows From Financing Activities:
Sales of common stock	24,100	-	24,100
Net cash provided by (used for)
financing activities	24,100	-	24,100

Net Increase (Decrease) In Cash	23,579	(20,392)	3,187

Cash At The Beginning Of The Period	-	23,579	-

Cash At The End Of The Period	$23,579	$3,187	$3,187

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Gala Global Inc. (the “Company”), was incorporated in the State of Nevada on March 15, 2010. The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage.

Fiscal year

The Company employs a fiscal year ending November 30.

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

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

At November 30, 2010 and 2011 the Company had net operating loss carryforwards of approximately $600 and $20,000 which begin to expire in 2030. The deferred tax asset of approximately $120 and $4,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $120 and $3,880.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2.  GOING CONCERN

The Company has suffered a loss from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from sales of its garment tailoring and alteration services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there are no reportable subsequent events.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

During the year ended November 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Director

Our sole director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors have no nominating, auditing or compensation committees. The name, address, age and position of our president and sole director are set forth below:

The directors and executive officers are as follows:

Name and Address	Age	Position(s)
Mikhail Muyingo	32	President, principal executive officer
25 B Hampstead Hill Gardens		treasurer,
London, UK NW32PJ		principal financial officer,
		principal accounting officer and sole
		member of the board of directors

Violetta Muyingo	35	Secretary
Flat 1, 37 Netherhall Gd.
London, UK NW3-5RL

The persons named above has held his office/position since inception and is expected to hold his office/position until the next annual meeting of our stockholders.

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

Mikhail Muyingo.   Since our inception on March 15, 2010, Mikhail Muyingo has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors. From June 2005 Mr. Muyingo has worked for, Galina's Tailoring and Alternations, a family business located in the United Kingdom and engaged in the business of design, tailoring, alteration and repair of clothing garments as well as kept a role of administrator, provisional accountant, secretary and a manager.

In September 2005 Mr. Muyingo has completed a course in Stock and Options Trading on AMEX.  In 2006 Mr. Muyingo founded a private firm in Real Estate trading in the U.K.  The registration for a corporation was withdrawn at the preliminary stages due to disputes among members and Mr. Muyingo continued as a private real estate investor thereafter. Mr. Muyingo does not have any other employment at the present.  He devotes his remaining business time to business activities not related to our business, such as real-estate investing.Mr. Muyingo was chosen to serve as a director was based on his experience in our line of business acquired while working for Galina's Tailoring and Alterations and general experience as an entrepreneur. Galina's Tailoring and Alteration no longer exists. It ceased trading in 2008 due to its founder/director's retirement from the business.  Violetta Muyingo.  Since March 15, 2010, Violetta Muyingo has been our secretary.  From 2005 till present, Violetta Muyingo has been a senior tailor and administrative officer in a private family, run business, Galina's Tailoring and Alterations in London, England. Galina's Tailoring and Alteration no longer exists. It ceased trading in 2008 due to its founder/director's retirement from the business.

Non-Qualified and Incentive Stock Option Plans

The registrant does not currently have any stock option plans.

Section 16(a).  Beneficial Ownership Reporting Compliance

To the registrant’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended November 30, 2011.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are exclusive and beyond the scope of our business and needs.

Family Relationships

Mikhail Muyingo, an officer and director, is the brother of Violetta Muyingo, an officer.

Change-In-Control Arrangements

There are currently no employment agreements or other contracts or arrangements with our officers or directors.  There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants.  There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non- Equity Incentive Plan Compensation (US$)	Non- qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)
Mikhail Muyingo	2011	-	-	-	-	-	-	-
President	2010	-	-	-	-	-	-	-
and	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Treasurer

Violetta Muyingo	2011	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a

We have no employment agreements with our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer other than as described herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tabulates holdings of shares of Gala Global, Inc. by each person or entity who, subject to the above, as of November 30, 2011, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Gala Global, individually and as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage Owned (1)
Mikhail Muyingo	3,500,000	59.72%
23 B Hampstead Hill Garden
London, UK NW32PJ

Violetta Muyingo	60,000	1.02%
Flat 1
37 Netherhall Gd.
London, UK NW3-5RL

(1) Based on 5,860,000 issued and outstanding shares as of March 13, 2012.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mikhail Muyingo is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the period from inception to November 30, 2010, there were no transactions with related persons other than as described in the section below.

In August 20, 2010, we issued 3,500,000 shares of common stock to Mikhail Muyingo, our president, in consideration of $0.001 per share for a total of $3,500.

Our administrative functions are operated from the home of our president.  We do not pay our president for use of such space.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $7,500 and $3,250 from Ronald R. Chadwick, PC, respectfully for the 2011 and 2010 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, PC for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We did not incur any non-audit related fees from Ronald R. Chadwick, PC, during the fiscal years ended 2011 and 2010.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2011 and 2010 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Ronald R. Chadwick, PC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at November 30, 2011 and 2010

Statements of Operations for the Period from March 15, 2010 (Inception) through November 30, 2010, the Year ended November 30, 2011, and the Period from March 15, 2010 (Inception) through November 30, 2011

Statement of Changes in Stockholders' Equity for the years ended November 30, 2010 and 2009

Statements of Cash Flows for the Period from March 15, 2010 (Inception) through November 30, 2010, the Year ended November 30, 2011, and the Period from March 15, 2010 (Inception) through November 30, 2011

(a)(2) List of financial statement schedules included in Part IV hereof:

None

 (a)(3) Exhibits

All of the following exhibits are incorporated by reference to Form SB-2 and its amendments, file no: 333-172744.

   3.i      Articles of Incorporation

   3.ii     By-Laws

   5        Consent and Opinion of Jody M. Walker, Attorney at Law, regarding the legality of the securities being registered.

   10      Marketing Consulting Agreement dated September 11, 2010

   11      Statement of Computation of Per Share Earnings

                This Computation appears in the Financial Statements

   23      Consent of Certified Public Accountant

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 13, 2012

Gala Global, Inc.

By:  /s/Mikhail Muyingo

Mikhail Muyingo

Principal Executive Officer, Controller

Principal Financial Officer, Director