Form 10-Q
period 2012-02-29
Gala Global Inc.
filed 2012-04-23
CIK 1513403

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended February 29, 2012

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

The number of outstanding shares of the registrant's common stock, April 23, 2012:  Common Stock – 5,860,000

GALA GLOBAL, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets at November 30, 2011 and February 29, 2012 (Unaudited)	4
Statements of Operations for the three months ended February 28,2011, the three months ended February 29, 2012, and the period from March 15, 2010 (Inception) through February 29, 2012	5
Statements of Cash Flows for the nine months ended February 28,2011, the three months ended February 29, 2012, and the period from March 15, 2010 (Inception) through February 29, 2012	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosure About Market Risk	14
Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. (Removed and Reserved)	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

GALA GLOBAL INC.

(A Development Stage Company)

Balance Sheets

		Feb. 29, 2012
	Nov. 30, 2011	(Unaudited)
ASSETS

Current assets
Cash	$3,187	$ 343
Total current assets	3,187	343

Fixed assets - net	947	829

Total Assets	$4,134	$1,172

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$ 100	$ 100
Total current liabilities	100	100

Total Libilities	100	100

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,860,000 shares issued and outstanding	5,860	5,860
Additional paid in capital	18,240	18,240
Deficit accumulated during the dev. stage	(20,066)	(23,028)

Total Stockholders' Equity	4,034	1,072

Total Liabilities and Stockholders' Equity	$4,134	$1,172

The accompanying notes are an integral part of these financial statements.

GALA GLOBAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			March 15, 2010
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Feb. 28, 2011	Feb. 29, 2012	Feb. 29, 2012

Revenue - related party	$-	$-	$-

Operating expenses:
Depreciation	-	118	591
General and administrative	6,141	2,844	22,437
	6,141	2,962	23,028

Gain (loss) from operations	(6,141)	(2,962)	(23,028)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(6,141)	(2,962)	(23,028)

Provision for income tax	-	-	-

Net income (loss)	$(6,141)	$(2,962)	$(23,028)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,860,000	5,860,000

The accompanying notes are an integral part of these financial statements.

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			March 15, 2010
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Feb. 28, 2011	Feb. 29, 2012	Feb. 29, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(6,141)	$(2,962)	$(23,028)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	118	591
Related party payable	-	-	100
Net cash provided by (used for)
operating activities	(6,141)	(2,844)	(22,337)

Cash Flows From Investing Activities:
Fixed assets	(1,420)	-	(1,420)
Net cash provided by (used for)
investing activities	(1,420)	-	(1,420)

Cash Flows From Financing Activities:
Sales of common stock	-	-	24,100
Net cash provided by (used for)
financing activities	-	-	24,100

Net Increase (Decrease) In Cash	(7,561)	(2,844)	343

Cash At The Beginning Of The Period	23,579	3,187	-
Cash At The End Of The Period	$16,018	$ 343	$ 343

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

The registrant is a distributor of all-natural everyday custom tailored women’s clothing products from England.  We also make custom alterations for both men and women.  At this stage, we have engaged in the development of our website and business plan as well as exploring different sourcing alternatives of fabric and materials needed to produce our custom designed apparel.  We are planning to sell our clothing and offer tailoring services out of the studio we plan to set up in London.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on quality and superior service and operating efficiency.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended February 29, 2012, we did not generate any revenues.  We had depreciation expenses of $118 and general and administrative expenses of $2,844, resulting in a net loss of $2,962 for the three months ended February 29, 2012.

For the three months ended February 28, 2011, we did not generate any revenues.  We had general and administrative expenses of $6,141, resulting in a net loss of $6,141 for the three months ended February 28, 2011.  Operating expenses decreased as a result of management’s efforts to reduce costs.

For the three months ended February 29, 2012 compared to February 28, 2011, total operating expenses decreased by $3,179, due primarily to management’s efforts to reduce costs.

For the period from March 15, 2010 (Inception) through February 29, 2012, we did not generate any revenues.  We had depreciation expenses of $591 and general and administrative expenses of $22,437, resulting in a net loss of $23,028 for the period from March 15, 2010 (Inception) through February 29, 2012.  Our expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

To date, we have not generated any revenues.  As of February 29, 2012, we had cash on hand of $343, with fixed assets net of $829, resulting in total assets of $1,172

For the three months ended February 29, 2012, we did not pursue any investing activities.

For the three months ended February 28, 2011, we invested $1,420 on a MSK-335B Reliable Sing-Needle Small-Cylinder Walking-Foot sewing machine for the Company.

For the period from March 15, 2010 (Inception) through February 29, 2012, we have invested $1,420.

For the three months ended February 29, 2012 and February 28, 2011, we did not pursue any financing activities.

For the period from March 15, 2010 (inception) through February 29, 2012, we received proceeds from the sale of common stock of $24,100.  As a result, we had net cash provided by financing activities of $24,100.

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

We are also negotiating agreements with our potential clients.  So far our target companies have been boutique stores which produce quality clothing garments that are hand crafted and are individually tailored.  Gala Global Inc. continues to look for a physical office location to set up studio.  We have not located or signed any lease at this time.  No material costs are required to complete this step.

2.  Commence marketing campaign

When our office is set up, we will start offering services to clients and negotiate with potentially interested companies, we will begin to market our products and services.  We shall see the results of our marketing campaign within 120 days from its initiation in November 2011.  The registrant has signed a marketing consulting agreement with Bernandine Lawrence on November 9, 2010.  The consultant has agreed to perform the consulting work for the registrant in providing advertising and marketing support.

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

3.  Set up Tailoring Studio

We plan to set up a studio center in London England, and acquire more of the equipment that we need to begin operations.  Our MSK-335B sewing remains with the seller at this time as the retail space has not yet been secured; our machinery is anticipating the shipping, this is to avoid the storage charges before a studio has been arranged.  Tailoring and measurements will take place at the studio place once it is established, it is planned to be used as the space for all business conducts including promotional and tailoring works and preparations.

We believe that it will cost another $4,580 to set up and obtain the necessary equipment to begin operations, such as sewing tools, materials, computer, furniture, and other studio and office supplies. Our director and the secretary will handle our administrative duties. The anticipated costs of renting the Studio Centre in London are approximately $1500 per month.

4.  Hire tailors

Once, potential customers begin to be interested in our products and services, we intend to retain two part-time tailors, and two sales representatives.  Our tailors must have broad knowledge and good experience in fashion and bespoke tailoring industry, to produce the items.  The tailor's job would be to find or reinterpret new exciting designs, and to set up our own signature style which will attract the market share. Our tailors will be hired on a contract basis and receive commission pay based on the sales and their performance. Therefore, to hire them, we estimate total out of pocket expense to be $5,000. Our sales representatives will be compensated solely from commission by commission payments from the revenue that they help to generate.  Exploration with different designs and styles will be ongoing during the life of our operations.

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

Item 4. Controls and Procedures.

During the three months ended February 29, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 29, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures to be effective as of February 29, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: April 23, 2012

By:   /s/Mikhail Muyingo

Mikhail Muyingo

Principal Executive Officer, Controller

Principal Financial Officer, Director