Form 10-Q
period 2012-05-31
Gala Global Inc.
filed 2012-07-18
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

GALA GLOBAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Ostwall 35, Viersen, Germany	41751
(Address of principal executive offices)	(Zip Code)

+49-2162-450532

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 17, 2012 the registrant had 5,860,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

PART I – FINANCIAL INFORMATION

Gala Global Inc.

(A Development Stage Company)

May 31, 2012

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2012 AND NOVEMBER 30, 2011

ASSETS	May 31, 2012	November 30, 2011
Current Assets
Cash and cash equivalents	$ -	$ 3,187

Property and equipment, net	711	947

Total Assets	$ 711	$ 4,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from shareholder	$ 524	$ 100

Total Liabilities	524	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,860,000 shares issued and outstanding	5,860	5,860
Additional paid in capital	18,240	18,240
Deficit accumulated during the development stage	(23,913)	(20,066)
Total Stockholders’ Equity	187	4,034

Total Liabilities and Stockholders’ Equity	$ 711	$ 4,134

The accompanying notes are an integral part of these financial statements

F-1

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM MARCH 15, 2010 (INCEPTION) TO MAY 31, 2012

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2012	Six Months Ended May 31, 2011	Six Months Ended May 31, 2012	Period from March 15, 2010 (Inception) To May 31, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation	79	118	197	236	709
General and administrative expenses	6,141	767	6,627	3,611	23,204
TOTAL OPERATING EXPENSES	6,220	885	6,824	3,847	23,913

LOSS FROM OPERATIONS	(6,220)	(885)	(6,824)	(3,847)	(23,913)

PROVISION FOR INCOME TAXES	(6,220)	(885)	(6,824)	(3,847)	(23,913)

NET LOSS	$ (6,220)	$ (885)	$ (6,824)	$ (3,847)	$ (23,913)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,860,000	5,860,000	5,860,000

The accompanying notes are an integral part of these financial statements.

F-2

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM MARCH 15, 2010 (INCEPTION) TO MAY 31, 2012

	Six Months Ended May 31, 2011	Six Months Ended May 31, 2012	Period From March 15, 2010 (Inception) to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,824)	$ (3,847)	$ (23,913)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	197	236	709
Related party payable	-	424	524
Net Cash Used in Operating Activities	(6,627)	(3,187)	(22,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(1,420)	-	(1,420)
Net Cash Used in Investing Activities	(1,420)	-	(1,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	24,100
Net Cash Provided by Financing Activities	0	0	24,100

Net Increase (Decrease) in Cash	(8,047)	(3,187)	-
Cash, beginning of period	23,579	3,187	-
Cash, end of period	$ 15,532	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

F-3

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured.

F-4

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

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

F-5

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2012

Our net loss for the three months period ended May 31, 2012 was $885.  During the three months periods ended May 31, 2012 we have not generated any revenue.

During the three month period ended May 31, 2012, our operating expenses were general and administrative expenses $767.  The weighted average number of shares outstanding was 5,860,000 for the three months period ended May 31, 2012.

Liquidity and Capital Resources

Three Month Period Ended May 31, 2012

As at May 31, 2012, our total assets were $711 compared to $4,134 in total assets at November 30, 2011.  Total assets were comprised of $0 in cash.  As at May 31, 2012, our current liabilities were $0.  Stockholders’ equity was $ 4,031 as of May 31, 2012 compare to stockholders' equity of $10,587 as of November 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended May 31, 2012, net cash flows used in operating activities was $(3,187).  For the period from inception (March 15, 2010) to May 31, 2012, net cash from operating activities was $(3,847).

Cash Flows from Investing Activities

We have not generated any cash flows for the six months period ended May 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the six months period ended May 31, 2012, net cash provided by financing activities was $0.  For the period from inception (March 15, 2010) to May 31, 2012, net cash provided by financing activities was $24,100 received from proceeds from issuance of common stock.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of May 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of May 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 17, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GALA GLOBAL INC.
(REGISTRANT)

Date: July 18, 2012	/s/ Wolfgang Fuchs
Wolfgang Fuchs
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

