Form 10-Q
period 2012-08-31
Gala Global Inc.
filed 2012-10-15
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 12, 2012 the registrant had 5,860,000 shares of common stock outstanding.

GALA GLOBAL INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets	3
	Statements of Operations
	Statements of Cash Flows
	Notes to Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other information	7
Item 6.	Exhibits	7

2

PART I – FINANCIAL INFORMATION

Gala Global Inc.

(A Development Stage Company)

August 31, 2012

3

GALA GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS

		August 30, 2012
	Nov. 30, 2011	(Unaudited)

ASSETS
Current assets
Cash	$ 3,187	$ -
Total current assets	3,187	-

Fixed assets - net	947	593

Total Assets	$ 4,134	$ 593

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$ 100	$ 19,543
Total current liabilities	100	19,543

Total Libilities	100	19,543

Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,860,000 shares issued and outstanding	5,860	5,860
Additional paid in capital	18,240	18,240
Deficit accumulated during the dev. stage	(20,066)	(43,050)

Total Stockholders' Equity	4,034	(18,950)

Total Liabilities and Stockholders' Equity	$ 4,134	$ 593

The accompanying notes are an integral part of the financial statements.

F-1

GALA GLOBAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

								Period From
								March 15, 2010
	Three Months		Three Months		Nine Months	Nine Months		(Inception)
	Ended		Ended		Ended	Ended		To
	August 31, 2011		August 31, 2012		August 31, 2011	August 31, 2012		August 31, 2012

Revenues	$ -		$ -		$ -	$ -		$ -
	-		-		-	-		-

Operating expenses:
Depreciation		#	118	#	-	354	#	827
General and administrative	856		19,019		7,689	22,630		42,223
	856		19,137		7,689	22,984		43,050

Gain (loss) from operations	(856)		(19,137)		(7,689)	(22,984)		(43,050)

Other income (expense):
	-		-		-	-		-
								-
Income (loss) before
provision for income taxes	(856)		(19,137)		(7,689)	(22,984)		(43,050)

Provision for income tax	-		-		-	-		-

Net income (loss)	$ (856)		$ (19,137)		$ (7,689)	$ (22,984)		$ (43,050)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)		$ (0.00)		$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	5,860,000		5,860,000		5,860,000	5,860,000

The accompanying notes are an integral part of the financial statements.

F-2

GALA GLOBAL INC.
(A Development Stage Company)
(Unaudited)

			Period From
			March 15, 2010
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	August 31, 2011	August 31, 2012	August 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$ (7,689)	$ (22,984)	$ (43,050)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	316	354	827
Related party payable	-	19,443	19,543
Net cash provided by (used for)
operating activities	(7,373)	(3,187)	(22,680)

Cash Flows From Investing Activities:
Fixed assets	(1,420)	-	(1,420)
Net cash provided by (used for)
investing activities	(1,420)	-	(1,420)
Cash Flows From Financing Activities:
Sales of common stock	-	-	24,100
Net cash provided by (used for)
financing activities	-	-	24,100

Net Increase (Decrease) In Cash	(8,793)	(3,187)	-

Cash At The Beginning Of The Period	23,579	3,187	-

Cash At The End Of The Period	$ 14,786	$ -	$ -

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F-3

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012

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

AUGUST 31, 2012

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

Liquidity and Capital Resources

As of August 31, 2012, we had cash and cash equivalents of $nil and a working capital deficit of $19,543.  As of August 31, 2012 our accumulated deficit was $43,050.

We used net cash of $3,187 from operating activities for the nine months ended August 31, 2012 compared to using net cash of $7,373 in operating activities for the same period in 2011.  We did not use any money in investing activities for the nine months ended August 31, 2012 compared to using net cash of $1,420 for the same period of 2011.  We did not receive any cash from financing activities for the nine months ended August 31, 2012 and the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at August 31, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 and from inception to August 31, 2012.

No Revenues

Since our inception on March 15, 2010 to August 31, 2012, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $19,137 for the three months ended August 31, 2012, compared to a net loss of $856 for the same period in 2011.  This increase in net loss was due to an increase in general and administrative expenses.  From inception on March 15, 2010 to August 31, 2012, we have incurred a net loss of $43,050.  Our basic and diluted loss per share was $0.00 for the three months ended August 31, 2012, and $0.00 for the same period in 2011.

4

Expenses

Our total operating expenses increased from $856 to $19,137 for the three months ended August 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher general and administrative fees.  Since our inception on March 15, 2010 to August 31, 2012, we have incurred total operating expenses of $43,050.

Results of Operations for the nine months ended August 31, 2012 compared to the nine months ended August 31, 2011

No Revenues

We did not earn any revenues during the nine months ending on August 31, 2012, nor did we earn any revenues earned during the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We incurred a net loss of $22,984 for the nine months ended August 31, 2012, compared to a net loss of $7,689 for the same period in 2011.  This increase in income was due to higher general and administrative expenses.  Our basic and diluted loss per share was $0.00 for the nine months ended August 31, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $7,689 to $22,984 for the nine months ended August 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher general and administrative fees.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

5

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Because of its inherent limitations, internal control over financial reporting August not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls August become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures August deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of August 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of August 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: October 15, 2012	/s/ Wolfgang Fuchs
Wolfgang Fuchs
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

7