Form 10-K
period 2012-11-30
Gala Global Inc.
filed 2013-03-14
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

GALA GLOBAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2780 South Jones Blvd. #3725

Las Vegas, Nevada 89146

(Address of principal executive offices)

(775) 321-8238

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐           Accelerated filer ☐       Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of March 13, 2013 the registrant’s outstanding stock consisted of 5,907,000 common shares.

GALA GLOBAL INC.

PART I

Item 1.  Description of Business

General

Gala Global Inc. was incorporated in the State of Nevada on March 15, 2010.  We intend to expand business operations by distributing all-natural everyday custom tailored women's clothing products from England as well as making customer specified alterations for both men and women.  At this stage, we have engaged in the development of our website and business plan as well as exploring different sourcing alternatives of fabric and materials needed to produce our custom designed apparel.  Currently we are not profitable; therefore, we cannot forecast with certainty that our growth initiatives will generate profits.

We are planning on selling our tailoring clothing and offering tailoring services at our Tailoring Studio which we plan to setup in London.  In the studio we will obtain measurements and perform the required tailoring.  The majority of our business will be marketed and distributed in the United Kingdom.  We are in the process of developing our website www.galaglobalinc.com that will give our clients the ability to read more about our tailoring capabilities and ideas for new custom designs.  As the website becomes fully operational, our consumers will be able to contact us directly through our website for quotes, alteration and measurement appointments.  By November 2013, we expect to locate good selection of materials and fabrics from which to choose.

Trademark

We do not have a trademark registered at this time.  At present, we have not established a valuable brand which requires protection.  We may register a trademark in the next 12 months when we feel that our brand is able beginning to gain value and recognition.

Government Regulation

To comply with U.K. laws, in order to do business in the U.K., since we are a Nevada corporation, we will have to register as an overseas company at the Companies House in Britain within one month from the beginning of trade.  Companies House is the United Kingdom Registrar of Companies.  All forms of companies are incorporated and registered with Companies House as required by the current Companies Act 2006.  All registered limited companies, including subsidiary, small and inactive companies, must file annual financial statements, in addition to annual company returns, which are all public records.  All forms of companies as permitted by United Kingdom Companies Act are incorporated and registered with Companies House.  We are not required to be registered as an overseas company in London until we start to execute business transactions with our U.K. customers and start to earn revenue.  We anticipate that we will register by the end of the year of 2013.

We do not believe that government regulations will have a material impact on the way we conduct business.

Research and Development

We have not spent any amounts on research and development activities during the year ended November 30, 2012.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director who devotes approximately 7-10 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not currently own any property or real estate of any kind.  Our business offices are located at 2780 South Jones Blvd. #3725, Las Vegas, Nevada 89146.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board under the symbol GALA.  Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock.

Period	High	Low
Fiscal 2012
First Quarter ended February 28, 2012	no bids	no bids
Second Quarter ended May 31, 2012	$3.50	$3.50
Third Quarter ended August 31, 2012	$3.50	$3.50
Fourth Quarter ended November 30, 2012	$3.50	$3.50

Fiscal 2011
First Quarter ended February 28, 2011	no bids	no bids
Second Quarter ended May 31, 2011	no bids	no bids
Third Quarter ended August 31, 2011	no bids	no bids
Fourth Quarter ended November 30, 2011	no bids	no bids

Number of Holders

As of November 30, 2012, the 5,860,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2012 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report.  Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 8.  Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $52,140 and $19,445 from continuing operations, respectively, for the fiscal years ended November 30, 2012 and November 30, 2011.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future.  Until we are able to locate and acquire a target business, we will not be profitable.  Consequently, we will require substantial additional capital to continue our development and marketing activities.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements.  To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies.  These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we have incurred additional costs associated with our public company reporting requirements.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

We did not generate any revenues for the fiscal year ended November 30, 2012 or 2011.  We incurred operating expenses of $52,140 and $19,445, respectively, for fiscal years ended November 30, 2012 and November 30, 2011.  These expenses for the fiscal year ended November 30, 2012 consisted of depreciation in the amount of $472 (2011 - $473; cumulative - $945) and general and administrative expenses of $51,668 (2011 - $18,972; cumulative - $71,261).

Our net loss for the fiscal year ended November 30, 2012 was $52,140 or $0.00 per share, compared to $19,445, or $0.00 per share for the fiscal year ended November 30, 2011.  Since the date of inception, we have incurred a net loss of $72,206.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At November 30, 2012, we had $24,904 in cash in the bank of $24,904.

Our accounts payable at November 30, 2012 was $4,911 and loans from related party of $21,574 at November 30, 2012.

Our stockholders' deficit was $1,106 at November 30, 2012, as compared to a surplus of $4,034 at November 30, 2011.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth.  We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

GALA GLOBAL INC.

(A Development Stage Company)

Audited

November 30, 2012

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gala Global Inc.

Las Vegas, Nevada

I have audited the accompanying balance sheets of Gala Global Inc. (a development stage company) as of November 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2012 and 2011, and for the period from March 15, 2010 (inception) through November 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global Inc. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended November 30, 2012 and 2011, and for the period from March 15, 2010 (inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.
Aurora, Colorado

March 8, 2013

F-1

GALA GLOBAL INC.

(A Development Stage Company)

BALANCE SHEETS

	Nov 30, 2012	Nov 30, 2011

ASSETS
CURRENT ASSETS
Cash	$ 24,904	$ 3,187
Total Current Assets	24,904	3,187
Fixed Assets - net	475	947
TOTAL ASSETS	$ 25,379	$ 4,134

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 4,911	$ -
Related party payable	21,574	100
Total Current Liabilities	26,485	100

TOTAL LIABILITIES	26,485	100

STOCKHOLDERS' EQUITY (DEFICIT)

    Common Stock, $.001 par value;
      75,000,000 shares authorized
        5,907,000 shares issued and outstanding at

         November 30, 2012 and 5,860,000 shares issued

         and outstanding at November 30, 2011

    Additional paid in capital

	5,907 65,193	5,860 18,240
Deficit accumulated during the development stage	(72,206)	(20,066)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,106)	4,034
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 25,379	$ 4,134

The accompanying notes are an integral part of these financial statements

F-2

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended Nov 30, 2012	Year ended Nov 30, 2011	Cumulative results from inception (Mar 15, 2010) to Nov 30, 2012

REVENUES
Total Revenue	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation	472	473	945
General and administrative	51,668	18,972	71,261

Total Expenses	52,140	19,445	72,206

Net Income (Loss) before provision for income taxes	(52,140)	(19,445)	(72,206)

Provision for income taxes	-	-	-

Net Income (Loss)	$ (52,140)	$ (19,445)	$ (72,206)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,868,347	5,860,000

The accompanying notes are an integral part of these financial statements

F-3

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount ($.001 Par)	Paid In Capital	Deficit Accumulated During The Development Stage	Stock- holders' Equity

Balances at March 15, 2010 (Inception)	-	$ -	$ -	$ -	$ -
Sales of common stock	5,860,000	5,860	18,240		24,100
Net income (loss) for the period				(621)	(621)

Balances at November 30, 2010	5,860,000	$ 5,860	$ 18,240	$ (621)	$ 23,479

Net income (loss) for the year				(19,445)	$ (19,445)

Balances at November 30, 2011	5,860,000	$ 5,860	$ 18,240	$ (20,066)	$ 4,034

Sales of common stock	47,000	47	46,953		47,000
Net income (loss for the year				(52,140)	$ (52,140)

Balances at November 30, 2012	5,907,000	$ 5,907	$ 65,193	$ (72,206)	$ (1,106)

The accompanying notes are an integral part of these financial statements

F-4

GALA GLOBAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended Nov 30, 2012	Year ended Nov 30, 2011	Mar 15, 2010 (date of inception) to Nov 30, 2012

Cash Flows From Operating Activities:
Net Income (Loss)	$ (52,140)	$ (19,445)	$ (72,206)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation Increase (Decrease) in Accounts Payable Related party payable	472 4,911 21,474	473 - -	945 4,911 21,574

Net cash provided by (used for) Operating Activities	(25,283)	(18,972)	(44,776)

Cash Flows From Investing Activities: Fixed assets Net cash provided by (used for) Investing Activities	- -	(1,420) (1,420)	(1,420) (1,420)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	47,000	-	71,100

Net cash provided by (used for) Financing Activities	47,000	-	71,100

Net Increase (Decrease) in Cash	(21,717)	(20,392)	24,904

CASH, BEGINNING OF PERIOD	3,187	23,579	-

CASH, END OF PERIOD	$ 24,904	$ 3,187	$ 24,904

The accompanying notes are an integral part of these financial statements

F-5

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 – ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gala Global, Inc. (the “Company”) was incorporated in the State of Nevada on March 15, 2010.  The Company was formed to provide garment tailoring and alteration services.  The Company has conducted only limited operations and is in the development stage.

Fiscal year

The Company employs a fiscal year ending November 30.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

F-6

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

NOTE 2 – GOING CONCERN

The Company has suffered a loss from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined that there are no reportable subsequent events.

F-7

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

 Item 9B.  Other Information.

None.

10

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2012 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Robert Walter Frei

64

President, CEO, Secretary, Treasurer,

Principal Executive Officer and

Chairman of the Board of Directors

Background of Directors and Executive Officers

Robert Walter Frei has been the President, CEO, Secretary, Treasurer, CFO and a Director of our company since October 19, 2012.  From 1982 until present, Mr. Frei owns and operates his own dental practice in Zurich, Switzerland.  Mr. Frei devotes approximately 7-10 hours a week to our business.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

11

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have one executive officer, who is currently our only employee.  We pay our director Robert Walter Frei monthly compensation of $1,000.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
(h)

Robert Walter Frei, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2012	1,000	0	0	0	0	0	0	1,000
	2011	0	0	0	0	0	0	0	0

12

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Robert Walter Frei, President, CEO, Treasurer, CFO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended November 30, 2012.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

13

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of November 30, 2012, we had a total of 5,860,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Robert Walter Frei, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
IDG Ventures Ltd.	Common Shares	3,500,000	59.7

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

At November 30, 2012, there is a total of $21,574 advanced by an officer for costs; however, there is no specific repayment term.

We do not currently have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

14

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent.  However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors.  NASDAQ requires at least three members on the Audit Committee, each of whom must be independent.  NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors.  The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the years ended November 30, 2012 and 2011, the aggregated fees billed by Ronald R. Chadwick, PC, for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $7,500 and $7,500, respectively.

Audit-Related Fees

The fees of our accounting firm, Ronald R. Chadwick, PC, for providing audit-related services for the fiscal year ended November 30, 2012 and 2011 was none.

Tax Fees

Ronald R. Chadwick, PC, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

15

Item 15.	Exhibits

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALA GLOBAL INC.

By: /s/ Robert Walter Frei
Date: March 14, 2013	Robert Walter Frei
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Walter Frei	President, Chief Executive	March 14, 2013
Robert Walter Frei	Officer, Chief Financial Officer, Director, Secretary, Treasurer

16