Form 10-Q
period 2013-02-28
Gala Global Inc.
filed 2013-04-15
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2013 the registrant had 5,907,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

PART I – FINANCIAL INFORMATION

GALA GLOBAL INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2013

Unaudited

CONDENSED BALANCE SHEETS                                                                   F-1

CONDENSED STATEMENTS OF OPERATIONS                                             F-2

CONDENSED STATEMENTS OF CASH FLOWS                                             F-3

NOTES TO UNAUDITED FINANCIAL STATEMENTS                                    F-4

3

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	Feb 28, 2013	Nov 30, 2012 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ 11,748	$ 24,904
Total Current Assets	11,748	24,904
Fixed Assets - net	357	475
TOTAL ASSETS	$ 12,105	$ 25,379

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 1,321	$ 4,911
Related party payable	21,998	21,574
Total Current Liabilities	23,319	26,485

TOTAL LIABILITIES	23,319	26,485

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 75,000,000 shares authorized 5,907,000 shares issued and outstanding Additional paid in capital	5,907 65,193	5,907 65,193
Deficit accumulated during the development stage	(82,314)	(72,206)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,214)	(1,106)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 12,105	$ 25,379

The accompanying notes are an integral part of these financial statements

F-1

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended Feb 28, 2013	3 months ended Feb 29, 2012	Cumulative results from inception (Mar 15, 2010) to Feb 28, 2013

REVENUES
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

OPERATING EXPENSES
Depreciation	118	118	1,063
General and administrative	9,990	2,844	81,251

Total Expenses	10,108	2,962	82,314

Net Income (Loss) before provision for income taxes	(10,108)	(2,962)	(82,314)

Provision for income taxes	0	0	0

Net Income (Loss)	$ (10,108)	$ (2,962)	$ (82,314)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0	$ 0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,907,000	5,860,000

The accompanying notes are an integral part of these financial statements

F-2

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months ended Feb 28, 2013	3 months ended Feb 29, 2012	Mar 15, 2010 (date of inception) to Feb 28, 2013

Cash Flows From Operating Activities:
Net Income (Loss)	$ (10,108)	$ (2,962)	$ (82,314)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation Increase (Decrease) in Accounts Payable Related party payable	118 (3,590) 424	118 0 0	1,063 1,321 21,998

Net cash provided by (used for) Operating Activities	(13,156)	(2,844)	(57,932)

Cash Flows From Investing Activities: Fixed assets Net cash provided by (used for) Investing Activities	0 0	0 0	(1,420) (1,420)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	0	0	71,100

Net cash provided by (used for) Financing Activities	0	0	71,100

Net Increase (Decrease) in Cash	(13,156)	(2,844)	11,748

CASH, BEGINNING OF PERIOD	24,904	3,187	0

CASH, END OF PERIOD	$ 11,748	$ 343	$ 11,748

The accompanying notes are an integral part of these financial statements

F-3

GALA GLOBAL INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 28, 2013

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

F-4

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

Liquidity and Capital Resources

As of February 28, 2013, we had cash and cash equivalents of $11,748 and a working capital deficit of $11,571.  As of February 28, 2013 our accumulated deficit was $82,314.

We used net cash of $13,156 from operating activities for the three months ended February 28, 2013 compared to using net cash of $2,844 in operating activities for the same period in 2012.  We did not use any money in investing activities for the three months ended February 28, 2013 no did we use any money in investing activities for the same period of 2012.  We did not receive any cash from financing activities for the three months ended February 28, 2013 and the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at February 28, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended February 28, 2013 compared to the three months ended February 29, 2013 and from inception to February 28, 2013.

No Revenues

Since our inception on March 15, 2010 to February 28, 2013, we have not yet earned any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $10,108 for the three months ended February 28, 2013, compared to a net loss of $2,962 for the same period in 2012.  This increase in net loss was due to an increase in general and administrative expenses.  From inception on March 15, 2010 to February 28, 2013, we have incurred a net loss of $82,314.  Our basic and diluted loss per share was $0.00 for the three months ended February 28, 2013, and $0.00 for the same period in 2012.

4

Expenses

Our total operating expenses increased from $2,962 to $10,108 for the three months ended February 28, 2013 compared to the same period in 2012.  This increase in expenses is mostly due to higher general and administrative fees.  Since our inception on March 15, 2010 to February 28, 2013, we have incurred total operating expenses of $82,314.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our February 28, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of April 15, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: April 15, 2013	/s/ Robert Walter Frei
Robert Walter Frei
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

6