Form 10-Q
period 2013-05-31
Gala Global Inc.
filed 2013-07-19
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 18, 2013 the registrant had 5,907,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

PART I – FINANCIAL INFORMATION

GALA GLOBAL INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2013

Unaudited

CONDENSED BALANCE SHEETS                                                                   F-1

CONDENSED STATEMENTS OF OPERATIONS                                             F-2

CONDENSED STATEMENTS OF CASH FLOWS                                             F-3

NOTES TO UNAUDITED FINANCIAL STATEMENTS                                    F-4

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	May 31, 2013	Nov 30, 2012 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ 5,866	$ 24,904
Total Current Assets	5,866	24,904
Fixed Assets - net	239	475
TOTAL ASSETS	$ 6,105	$ 25,379

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 3,650	$ 4,911
Related party payable	22,098	21,574
Total Current Liabilities	25,748	26,485

TOTAL LIABILITIES	25,748	26,485

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value; 75,000,000 shares authorized 5,907,000 shares issued and outstanding Additional paid in capital	5,907 65,193	5,907 65,193
Deficit accumulated during the development stage	(90,743)	(72,206)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,643)	(1,106)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,105	$ 25,379

The accompanying notes are an integral part of these financial statements

F-1

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended May 31, 2013	3 months ended May 31, 2012	6 months ended May 31, 2013	6 months ended May 31, 2012	Cumulative results from inception (Mar 15, 2010) to May 31, 2013

REVENUES
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

OPERATING EXPENSES
Depreciation	118	118	236	236	1,181
General and administrative	8,311	767	18,301	3,611	89,562

Total Expenses	8,429	885	18,537	3,847	90,743

Net Income (Loss) before provision for income taxes	(8,429)	(885)	(18,537)	(3,847)	(90,743)

Provision for income taxes	0	0	0	0	0

Net Income (Loss)	$ (8,429)	$ (885)	$ (18,537)	$ (3,847)	$ (90,743)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0	$ 0	$ 0	$ 0	$ 0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,907,000	5,860,000	5,907,000	5,860,000	5,869,949

The accompanying notes are an integral part of these financial statements

F-2

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
	6 months ended May 31, 2013	6 months ended May 31, 2012	Mar 15, 2010 (date of inception) to May 31, 2013

Cash Flows From Operating Activities:
Net Income (Loss)	$ (18,537)	$ (3,847)	$ (90,743)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation Increase (Decrease) in Accounts Payable Related party payable	236 (1,261) 524	236 0 424	1,181 3,650 22,098

Net cash provided by (used for) Operating Activities	(19,038)	(3,187)	(63,814)

Cash Flows From Investing Activities: Fixed assets Net cash provided by (used for) Investing Activities	0 0	0 0	(1,420) (1,420)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	0	0	71,100

Net cash provided by (used for) Financing Activities	0	0	71,100

Net Increase (Decrease) in Cash	(19,038)	(3,187)	5,866

CASH, BEGINNING OF PERIOD	24,904	3,187	0

CASH, END OF PERIOD	$ 5,866	$ 0	$ 5,866

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

F-6

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

Three Month Period Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012 and form Inception (May 15, 2010) to May 31, 2013

Our net loss for the three months period ended May 31, 2013 was $8,429 compared to $885 for the three months ended May 31, 2013.  From inception to May 31, 2013 we incurred a total net loss of $90,743.

During the three months periods ended May 31, 2013 we have not generated any revenue, nor did we generate any revenue for the three months ended May 31, 2012 or from inception to May 31, 2013.

During the three month period ended May 31, 2013, our operating expenses were general and administrative expenses of $8,311 and depreciation of $118.  The weighted average number of shares outstanding was 5,907,000 for the three months period ended May 31, 2013.  During the three month period ended May 31, 2012, our operating expenses were general and administrative expenses of $767 and depreciation of $118.  The weighted average number of shares outstanding was 5,860,000 for the three months period ended May 31, 2012.

Liquidity and Capital Resources

Three Month Period Ended May 31, 2013

As at May 31, 2013, our total assets were $6,105 compared to $25,379 in total assets at November 30, 2012.  Total assets were comprised of $5,866 in cash and net fixed assets of $239.  As at May 31, 2013, our current liabilities were $25,748, which was comprised of accounts payable of $3,650 and related party payable of $22,098.  Stockholders’ deficit was $19,643 as of May 31, 2013 compare to stockholders' deficit of $1,106 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended May 31, 2013, net cash flows used in operating activities was $19,038, compared to $3,187 for the same period in 2012.  For the period from inception (March 15, 2010) to May 31, 2013, net cash from operating activities was $63,814.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the six months period ended May 31, 2013 or the same period in 2012.  For the period from inception (March 15, 2010) to May 31, 2013, we used net cash of $1,420 in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the six months period ended May 31, 2013 and 2012, net cash provided by financing activities was $0.  For the period from inception (March 15, 2010) to May 31, 2013, net cash provided by financing activities was $74,100 received from proceeds from issuance of common stock.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our May 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of May 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 18, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: July 19, 2013	/s/ Robert Walter Frei
Robert Walter Frei
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

