Form 10-Q
period 2013-08-31
Gala Global Inc.
filed 2013-10-29
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 17, 2013 the registrant had 5,907,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

PART I – FINANCIAL INFORMATION

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Financial Statements

For the Period Ended August 31, 2013 (unaudited) and November 30, 2012

Condensed Balance Sheets (unaudited)

F-1

Condensed Statements of Operations (unaudited)

F-2

Condensed Statements of Cash Flows (unaudited)

F-3

Notes to the Condensed Financial Statements (unaudited)

F-4

3

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	August 31, 2013 $	November 30, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	491	24,904

Total Current Assets	491	24,904

Property and equipment, net	121	475

Total Assets	612	25,379

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	4,857	4,911
Due to related parties	21,048	21,574

Total Liabilities	25,905	26,485

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,907,000 common shares	5,907	5,907

Additional Paid-In Capital	65,193	65,193

Deficit accumulated during the exploration stage	(96,393)	(72,206)

Total Stockholders’ Deficit	(25,293)	(1,106)

Total Liabilities and Stockholders’ Deficit	612	25,379

The accompanying notes are an integral part of these financial statements

F-1

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended August 31, 2013 $	Three months ended August 31, 2012 $	Nine months ended August 31, 2013 $	Nine months ended August 31, 2012 $	Accumulated from March 15, 2010 (Date of Inception) to August 31, 2013 $

Revenues	–	–	–	–	–

Operating Expenses
Depreciation	118	118	354	354	1,299
General and administrative	5,532	19,019	23,833	22,630	95,094

Total Operating Expenses	5,650	19,137	24,187	22,984	96,393

Loss Before Other Expense	(5,650)	(19,137)	(24,187)	(22,984)	(96,393)

Other Expense

Provision for income taxes	–	–	–	–	–

Net Loss	(5,650)	(19,137)	(24,187)	(22,984)	(96,393)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	5,907,000	5,907,000	5,907,000	5,907,000

The accompanying notes are an integral part of these financial statements

F-2

GALA GLOBAL INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine Months Ended August 31, 2013 $	For the Nine Months Ended August 31, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to August 31, 2013 $

Operating Activities

Net loss for the period	(24,187)	(22,984)	(96,393)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	354	354	1,299

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(54)	–	4,857
Due to related party	(526)	19,443	21,048

Net Cash Used In Operating Activities	(24,413)	(3,187)	(69,189)

Investing Activities

Purchase of property and equipment	–	–	(1,420)

Net Cash Used In Investing Activities	–	–	(1,420)

Financing Activities

Proceeds from issuance of shares	–	–	71,100

Net Cash Provided By Financing Activities	–	–	71,100

Increase (Decrease) in Cash	(24,413)	(3,187)	491

Cash – Beginning of Period	24,904	3,187	–

Cash – End of Period	491	–	491

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–
		–

The accompanying notes are an integral part of these financial statements

F-3

GALA GLOBAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1.

Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 15, 2010. The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As at August 31, 2013, the Company has not earned revenue, has a working capital deficit of $25,414, and an accumulated deficit of $96,393.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is November 30.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of August 31, 2013 and November 30, 2012, there were no cash equivalents.

d)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

e)

Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

g)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at August 31, 2013 and November 30, 2012, the Company has no items representing comprehensive income or loss.

F-4

2.

Summary of Significant Accounting Policies (continued)

i)

Revenue Recognition

The Company recognizes revenue from online advertising.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

j)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party.  Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at August 31, 2013 and November 30, 2012, the Company did not grant any stock options.

l)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

As at August 31, 2013, the Company owed $21,048 (November 30, 2012 - $21,574) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

Three Month Period Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012 and from Inception (May 15, 2010) to August 31, 2013

Our net loss for the three months period ended August 31, 2013 was $5,650 compared to $19,137 for the three months ended August 31, 2012.  From inception to August 31, 2013 we incurred a total net loss of $96,393.

During the three months periods ended August 31, 2013 we have not generated any revenue, nor did we generate any revenue for the three months ended August 31, 2012 or from inception to August 31, 2013.

During the three month period ended August 31, 2013, our operating expenses were general and administrative expenses of $5,532 and depreciation of $118.  The weighted average number of shares outstanding was 5,907,000 for the three months period ended August 31, 2013.  During the three month period ended August 31, 2012, our operating expenses were general and administrative expenses of $19,019 and depreciation of $118.  The weighted average number of shares outstanding was 5,907,000 for the three months period ended August 31, 2012.

Liquidity and Capital Resources

Three Month Period Ended August 31, 2013

As at August 31, 2013, our total assets were $612 compared to $25,379 in total assets at November 30, 2012.  Total assets were comprised of $491 in cash and net fixed assets of $121.  As at August 31, 2013, our current liabilities were $25,905, which was comprised of accounts payable of $4,857 and related party payable of $21,048.  Stockholders’ deficit was $25,293 as of August 31, 2013 compared to stockholders' deficit of $1,106 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months period ended August 31, 2013, net cash flows used in operating activities was $24,413, compared to $3,187 for the same period in 2012.  For the period from inception (March 15, 2010) to August 31, 2013, net cash from operating activities was $69,189.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities for the nine months period ended August 31, 2013 or the same period in 2012.  For the period from inception (March 15, 2010) to August 31, 2013, we used net cash of $1,420 in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the nine months period ended August 31, 2013 and 2012, net cash provided by financing activities was $0.  For the period from inception (March 15, 2010) to August 31, 2013, net cash provided by financing activities was $71,100 received from proceeds from issuance of common stock.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of August 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of August 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: October 28, 2013	/s/ Robert Walter Frei
Robert Walter Frei
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

