Form 10-K
period 2013-11-30
Gala Global Inc.
filed 2014-04-18
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐             Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $8,424,500

As of April 14, 2014 the registrant’s outstanding stock consisted of 5,907,000 common shares.

GALA GLOBAL INC.

PART I

Item 1.  Description of Business

General

Gala Global Inc. (“the Company”, “we”, ”us” or “our”) was incorporated in the State of Nevada on March 15, 2010 (Inception).  We intend to expand business operations by distributing all-natural everyday custom tailored women's clothing products from England as well as making customer specified alterations for both men and women.  At this stage, we have engaged in the development of our website and business plan as well as exploring different sourcing alternatives of fabric and materials needed to produce our custom designed apparel.  Currently we are not profitable; therefore, we cannot forecast with certainty that our growth initiatives will generate profits.

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

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2013 or 2012.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 1A.  Unresolved Staff Comments

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

Period	High	Low
Fiscal 2013
First Quarter ended February 28, 2013	$3.50	$3,50
Second Quarter ended May 31, 2013	$3.50	$3.50
Third Quarter ended August 31, 2013	$3.50	$3.50
Fourth Quarter ended November 30, 2013	$3.50	$3.50

Fiscal 2012
First Quarter ended February 28, 2012	No bids	No bids
Second Quarter ended May 31, 2012	$3.50	$3.50
Third Quarter ended August 31, 2012	$3.50	$3.50
Fourth Quarter ended November 30, 2012	$3.50	$3.50

Number of Holders

As of November 30, 2013, the 5,907,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2013 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 8.  Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We incurred net losses of $35,990 and $52,140 from continuing operations, respectively, for the fiscal years ended November 30, 2013 and November 30, 2012.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2013 $	November 30, 2012 $
Current Assets	104	24,904
Current Liabilities	37,200	26,485
Working Capital (Deficit)	(37,096)	(1,581)

Cash Flows

	Year ended November 30, 2013 $	Year ended November 30, 2012 $
Cash Flows from (used in) Operating Activities	(24,800)	(25,283)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	6,724	47,000
Net Increase (decrease) in Cash During Period	(24,800)	21,717

Operating Revenues

From March 15, 2010 (date of inception) to November 30, 2013, the Company did not record any revenues.

Operating Expenses

Operating expenses for the year ended November 30, 2013 was $35,990 compared with $52,140 for the year ended November 30, 2012. The decrease in operating expenditures was attributed to limited cash flows that affected the ability for the Company to incur operating expenditures relating to general and administrative costs, including office expenses and professional fees.

Net Loss

Net loss for the year ended November 30, 2013 was $35,990 compared with $52,140 for the year ended November 30, 2012 due to the factors discussed above.

Liquidity and Capital Resources

As at November 30, 2013, the Company had cash and total assets of $104 compared with cash of $24,904 and total assets of $25,379 as at November 30, 2012.  The decrease in cash and total assets was due to the use of cash for operating activities during fiscal 2013 as the Company did not raise any new proceeds from financing activities, as well as amortization of the remaining net book value of property and equipment.

As at November 30, 2013, the Company had total liabilities of $37,200 compared with total liabilities of $26,485 as at November 30, 2012.  The increase in total liabilities were attributed to an increase of $3,991 in accounts payable and accrued liabilities due to the Company’s lack of sufficient cash flows to repay outstanding obligations as they become due, and an increase $6,724 in amounts due to related parties which related to unpaid management fees that were accrued during the year.

As at November 30, 2013, the Company had a working capital deficit of $37,096 compared with a working capital deficit of $1,581 as at November 30, 2012.  The increase in working capital deficit was attributed to the fact that the Company had insufficient cash flow to pay outstanding obligations as they became due and relied on existing cash balances to support ongoing operational cash needs.

Cashflow from Operating Activities

During the year ended November 30, 2013, the Company used $24,800 of cash for operating activities compared to the use of $25,283 of cash for operating activities during the year ended November 30, 2012. The decrease in cash used for operating activities was due to limited cash flows as the Company had no new financing and used existing cash to repay outstanding obligations as they became due.

Cashflow from Investing Activities

During the years ended November 30, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended November 30, 2013, the balance due to related parties increased by $6,724 which related to unpaid management fees that were accrued during the year did not have any transactions relating to financing activities. By comparison, during the twelve months ended November 30, 2012 the balance dues to related parties increased by $21,474 and we received proceeds of $47,000 related to thesale of common shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note (1) of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations as reported in its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

GALA GLOBAL INC.

(A Development Stage Company)

Financial Statements

For the Years Ended November 30, 2013 and November 30, 2012

And

The Period from March 15, 2010 (Inception) to November 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gala Global, Inc.

Las Vegas, Nevada, 89146

We have audited the accompanying balance sheet of Gala Global, Inc. as of November 30, 2013 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of November 30, 2012 and for the year ended November 30, 2012 and the period from March 15, 2010 (inception) through November 30, 2012 were audited by another auditor who expressed an unqualified opinion on March 8, 2013. Our opinion, in so far as it relates to the period from March 15, 2010 (inception) through November 30, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. as of November 30, 2013, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
April 14, 2014	Cutler & Co., LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gala Global Inc.

Las Vegas, Nevada

I have audited the accompanying balance sheet of Gala Global Inc. (a development stage company) as of November 30, 2012 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2012, and for the period from March 15, 2010 (inception) through November 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global Inc. as of November 30, 2012 and the results of its operations and its cash flows for the year ended November 30, 2012, and for the period from March 15, 2010 (inception) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.
Aurora, Colorado

March 8, 2013

GALA GLOBAL INC.

(A Development Stage Company)

Balance Sheets

	November 30, 2013 $	November 30, 2012 $

ASSETS

Current Assets

Cash	104	24,904

Total Current Assets	104	24,904

Property and equipment, net	–	475

Total Assets	104	25,379

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	8,902	4,911
Due to related parties	28,298	21,574

Total Current Liabilities	37,200	26,485

Total Liabilities	37,200	26,485
STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,907,000 common shares	5,907	5,907

Additional Paid-In Capital	65,193	65,193

Deficit accumulated during the exploration stage	(108,196)	(72,206)

Total Stockholders’ Deficit	(37,096)	(1,106)

Total Liabilities and Stockholders’ Deficit	104	25,379

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended November 30, 2013 $	For the Year Ended November 30, 2012 $	Accumulated from March 15, 2010 (Date of Inception) to November 30, 2013 $

Revenues	-	–	-

Operating Expenses
Depreciation	475	472	1,420
Director Fees – related party	11,000	21,474	32,474
General and administrative	24,515	30,194	74,302

Total Operating Expenses	35,990	52,140	108,196

Operating Loss	(35,990)	(52,140)	(108,196)

Provision for income taxes	–	–	–

Net Loss	(35,990)	(52,140)	(108,196)
Net Loss per Share – Basic and Diluted	0.00*	0.00*
Weighted Average Shares Outstanding – Basic and Diluted	5,907,000	5,907,000

 * denotes a loss of less than $(0.01) per share.

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

From March 15, 2010 (date of inception) to November 30, 2013

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – March 15, 2010 (date of inception)	–	–	–	–	–

Issuance of shares for cash	5,860,000	5,860	18,240	–	24,100

Net loss for the period	–	–	–	(621)	(621)

	–	–
Balance – November 30, 2010	5,860,000	5,860	18,240	(621)	23,479

Net loss for the year	–	–	–	(19,445)	(19,445)

	–	–
Balance – November 30, 2011	5,860,000	5,860	18,240	(20,066)	4,034

Issuance of shares for cash	47,000	47	46,953	–	47,000

Net loss for the year	–	–	–	(52,140)	(52,140)

	–	–
Balance – November 30, 2012	5,907,000	5,907	65,193	(72,206)	(1,106)

Net loss for the year	–	–	–	(35,990)	(35,990)

Balance – November 30, 2013	5,907,000	5,907	65,193	(108,196)	(37,096)

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended November 30, 2013 $	For the Year Ended November 30, 2012 $	Accumulated from March 15, 2010 (Date of Inception) to November 30, 2013 $

Operating Activities

Net loss	(35,990)	(52,140)	(108,196)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	475	472	1,420

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,991	4,911	8,902
Director fees due to related party	6,724	21,474	28,298

Net Cash Used In Operating Activities	(24,800)	(25,283)	(69,576)

Investing Activities

Purchase of property and equipment	–	–	(1,420)

Net Cash Used In Investing Activities	–	–	(1,420)

Financing Activities

Proceeds from sale of shares	–	47,000	71,100

Net Cash Provided By Financing Activities	0	47,000	71,100

Increase (Decrease) in Cash	(24,800)	21,717	104

Cash – Beginning of Period	24,904	3,187	–

Cash – End of Period	104	24,904	104

Supplemental Disclosures

Interest paid	$ –	$ –	$ –
Income tax paid	$ –	$ –	$ –
		–

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Financial Statements

1.

Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 15, 2010 (Inception). The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2013, the Company has not earned revenue, has a working capital deficit of $37,096, and an accumulated deficit of $108,196. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2013 and 2012, there were no cash equivalents.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

d)

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

e)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. During the twelve months ended November 30, 2013 and 2012, the Company has no potentially dilutive debt or equity instruments issued or outstanding..

f)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. During the twelve months ended November 30, 203 and 2012 our net loss was identical to our comprehensive loss.

h)

Revenue Recognition

The Company recognizes revenue from online advertising.  Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

i)

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

j)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at November 30, 2013 and 2012, the Company had not grant any stock options.

k)

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations as reported in its financial statements.

l)

Reclassifications

Certain reclassifications have been made to the 2012 and March 15, 2010 (inception) to November 30, 2012 financial statements to conform to the 2013 presentation

m)

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for during the twelve months ended November 30, 2013 or 2012.

3.

Related Party Transactions

At November 30, 2013, the Company owed $28,298 (2012 - $21,574) to the President and Director of the Company for services provided to the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Income Taxes

The Company has $108,196 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at November 30, 2013, the Company had no uncertain tax positions.

	November 30, 2013 $	November 30, 2012 $

Net loss before taxes	(35,990)	(52,140)
Statutory rate	34%	34%

Computed expected tax recovery	12,237	17,728
Valuation allowance	(12,237)	(17,728)

Income tax provision	–	–

5.

Subsequent Events

The Company has evaluated subsequent events from November 30, 2013 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2013 for which disclosure is required.

.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 30, 2014, Ronald R. Chadwick, P.C., Certified Public Accountant (“Chadwick”) resigned as Gala Global Inc.’s  (the “Company”) independent registered public accounting firm.  There were no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreement in its review of the Company’s consolidated financial statements for the fiscal years ended November 30, 2012 and 2011.

On March 4, 2014, upon the authorization and approval of the board of directors, the Company engaged Cutler & Co., LLC (“Cutler”) as its independent registered public accounting firm.

There were no disagreements with Chadwick or Cutler in respect of accounting and financial disclosure.

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

11

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

65

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

12

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

Item 11.  Executive Compensation.

We have one executive officer, who is currently our only employee.  We pay our director Robert Walter Frei monthly compensation of $1,000.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
(h)

Robert Walter Frei, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2013	11,000	0	0	0	0	0	0	11,000
	2012	21,474	0	0	0	0	0	0	21,474

13

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Robert Walter Frei, President, CEO, Treasurer, CFO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal year ended November 30, 2012.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

14

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

As of November 30, 2013, we had a total of 5,860,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

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

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

At November 30, 2013, there is a total of $28,298 advanced by an officer for costs; however, there is no specific repayment term.

We do not currently have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

15

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

Item 14.  Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Cutler & Co. Certified Public Accountants for the year ended December 31, 2013 and Ronald R. Chadwick, PC for the year ended December 31, 2012:

	For the Year Ended December 31,
	2013	2012
Audit Fees	$7,500	$7,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$7,500	$7,500

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial  statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

16

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

GALA GLOBAL INC.

By: /s/ Robert Walter Frei
Date: April 17, 2014	Robert Walter Frei
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Walter Frei	President, Chief Executive	April 17, 2014
Robert Walter Frei	Officer, Chief Financial Officer, Director, Secretary, Treasurer

17