Form 10-Q
period 2014-02-28
Gala Global Inc.
filed 2014-04-28
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 24, 2014 the registrant had 5,907,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Financial Statements

For the Three Month Periods Ended February 28, 2014 and 2013 and the Period from March 15, 2010 (Inception) to February 28, 2014

(Unaudited)

Condensed Balance Sheets (unaudited)

F-1

Condensed Statements of Operations (unaudited)

F-2

Condensed Statements of Changes in Stockholders’ Deficit (unaudited)

F-3

Condensed Statements of Cash Flows (unaudited)

F-4

Notes to the Condensed Financial Statements (unaudited)

F-5

3

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2014 $	November 30, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	–	104

Total Current Assets	-	104

Total Assets	–	104

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	14,260	8,902
Due to related parties	31,298	28,298

Total Current Liabilities	45,558	37,200

Total Liabilities	45,558	37,200

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,907,000 common shares	5,907	5,907

Additional Paid-In Capital	65,193	65,193

Deficit accumulated during the exploration stage	(116,658)	(108,196)

Total Stockholders’ Deficit	(45,558)	(37,096)

Total Liabilities and Stockholders’ Deficit	–	104

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $	For the Period from March 15, 2010 (Date of Inception) to February 28, 2014 $

Revenues	–	–	–

Operating Expenses

Depreciation	–	118	1,420
General and administrative	5,462	6,990	79,764
Management fees – related party	3,000	3,000	35,474

Total Operating Expenses	8,462	10,108	116,658

Operating Loss	(8,462)	(10,108)	(116,658)

Other expenses

Provision for income taxes	–	–	–

Net Loss	(8,462)	(10,108)	(116,658)
Net Loss per Share – Basic and Diluted	(0.00)*	(0.00)*
Weighted Average Shares Outstanding – Basic and Diluted	5,907,000	5,907,000

     ‘* denotes a loss of less than $0.01 per share.

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Statements of Changes in Stockholders’ Deficit

From March 15, 2010 (date of inception) to February 28, 2014

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – March 15, 2010 (date of inception)	–	–	–	–	–

Issuance of shares for cash	5,860,000	5,860	18,240	–	24,100

Net loss for the period	–	–	–	(621)	(621)
	–	–
Balance – November 30, 2010	5,860,000	5,860	18,240	(621)	23,479

Net loss for the year	–	–	–	(19,445)	(19,445)
	–	–
Balance – November 30, 2011	5,860,000	5,860	18,240	(20,066)	4,034

Issuance of shares for cash	47,000	47	46,953	–	47,000

Net loss for the year	–	–	–	(52,140)	(52,140)
	–	–
Balance – November 30, 2012	5,907,000	5,907	65,193	(72,206)	(1,106)

Net loss for the year	–	–	–	(35,990)	(35,990)

Balance – November 30, 2013	5,907,000	5,907	65,193	(108,196)	(37,096)

Net loss for the period	–	–	–	(8,462)	(8,462)

Balance – February 28, 2014	5,907,000	5,907	65,193	(116,658)	(45,558)

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended February 28, 2014 $	For the Three Months Ended February 28, 2013 $	For the Period from March 15, 2010 (Date of Inception) to February 28, 2014 $

Operating Activities

Net loss for the period	(8,462)	(10,108)	(116,658)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	–	118	1,420

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	5,358	(3,590)	14,260

Net Cash Used In Operating Activities	(3,104)	(13,580)	(100,978)

Investing Activities

Purchase of property and equipment	–	–	(1,420)

Net Cash Used In Investing Activities	–	–	(1,420)

Financing Activities

Due to related party	3,000	424	31,298
Proceeds from issuance of shares	–	–	71,100

Net Cash Provided By Financing Activities	3,000	424	102,398

Decrease in Cash	(104)	(13,156)	–

Cash – Beginning of Period	104	24,904	–

Cash – End of Period	–	11,748	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–
		–

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2014, the Company has not earned revenue, has a working capital deficit of $45,558, and an accumulated deficit of $116,658. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2014 and November 30, 2013, there were no cash equivalents.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the Company’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ended November 30, 2014.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2013 included in the Company’s Form 10-K filed with the SEC.

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

f)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. During the three month periods ended February 28, 2014 and 2013, the Company has no potentially dilutive debt or equity instruments issued or outstanding.

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

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements  During the three month periods ended February 28, 2014 and 2013 the Company’s net loss was identical to its comprehensive loss.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party.. The recorded values of these financial instruments approximate their current fair values because of their short term maturity dates or durations.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at February 28, 2014 and November 30, 2013, the Company did not grant any stock options.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations as reported in its financial statements.

m)

 Reclassifications

Certain reclassifications have been made to the financial statements for the three month period ended February 28, 2013 and the period from March 15, 2010 (inception) to February 28, 2014 to conform to the 2014 presentation

n)

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for during the three month periods ended February 28, 2014 or 2013.

3.

Related Party Transactions

As at February 28, 2014, the Company owed $31,298 (November 30, 2013 - $28,298) to the President and Director of the Company for services provided to the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events with the exception of the following:

On March 20, 2014, the Company received proceeds of $10,000 from a loan payable from a non-related company.  Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2014 $	November 30, 2013 $
Current Assets	-	104
Current Liabilities	45,558	37,200
Working Capital (Deficit)	(45,558)	(37,096)

Cash Flows

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $
Cash Flows from (used in) Operating Activities	(3104)	(13,580)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	3,000	424
Net Increase (decrease) in Cash During Period	(104)	(13,156)

Revenues

From March 15, 2010 (date of inception) to February 28, 2014, the Company did not record any revenues.

Operating Expenses

Operating expenses for the three months ended February 28, 2014 was $8,462 compared with $10,108 for the three months ended February 28, 2013.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses as the Company had limited cash flows for day-to-day operations.

Net Loss

Net loss for the three months ended February 28, 2014 was $8,462 and loss per share was $nil compared with a net loss of $10,108 and a net loss per share of $nil for the three months ended February 28, 2013 due to the factors discussed above.

Liquidity and Capital Resources

As at February 28, 2014, the Company has not earned revenue, has a working capital deficit of $45,558, and an accumulated deficit of $116,658. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cashflow from Operating Activities

During the three months ended February 28, 2014, the Company used $3,104 of cash for operating activities compared to the use of $13,580 of cash for operating activities during the three months ended February 28, 2013. The decrease in cash used for operating activities was increases in accounts payable and accrued expenses in the three month period ended February 28, 2014 as compared to the same period in the prior year.

Cashflow from Investing Activities

During the three months ended February 28, 2014 and 2013, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the three months ended February 28, 2014 and 2013, the Company received $3,000 and $424, respectively by way of advance from related party

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of February 28, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: April 28, 2014	/s/ Robert Walter Frei
Robert Walter Frei
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

