Form 10-K/A
period 2013-11-30
Gala Global Inc.
filed 2014-05-07
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this amendment No. 2 to GALA GLOBAL INC., Yearly Report on Form 10-K (the “Form 10-K”) and Amendment No. 1 (the “Form 10-k/A”) for the period ended 11/30/2013, as filed with the Securities and Exchange Commission on 04/18/2014 and 4-30-214, respectively, is to REVISE item 9a to include management’s annual report on internal control over financial reporting as of November 30, 2013.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

2

ITEM 9A.      Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("1992 COSO Framework").

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

GALA GLOBAL INC.

By: /s/ Robert Walter Frei
Date: May 7, 2014	Robert Walter Frei
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Walter Frei	President, Chief Executive	May 7, 2014
Robert Walter Frei	Officer, Chief Financial Officer, Director, Secretary, Treasurer

4