Form 10-Q
period 2014-05-31
Gala Global Inc.
filed 2014-07-18
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

GALA GLOBAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1100 Quail Street, Suite 100, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

 (775) 321-8238

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 18, 2014 the registrant had 5,907,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Financial Statements

(unaudited)

For the Three and Six Month Periods Ended May 31, 2014 and 2013 and the Period from March 15, 2010 (Inception) to May 31, 2014

3

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	May 31, 2014 $	November 30, 2013 $
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	–	104
Total Current Assets	–	104

Total Assets	–	104

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	3,227	8,902
Due to related parties	14,133	28,298
Loan payable to related party	10,000	–
Total Current Liabilities	27,360	37,200

Total Liabilities	27,360	37,200

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,907,000 common shares	5,907	5,907
Additional paid-in capital	88,491	65,193
Deficit accumulated during the development stage	(121,758)	(108,196)
Total Stockholders’ Deficit	(27,360)	(37,096)

Total Liabilities and Stockholders’ Deficit	–	104

(The accompanying notes are an integral part of these condensed unaudited financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three months ended May 31, 2014	Three months ended May 31, 2013	Six months ended May 31, 2014	Six months ended May 31, 2013	Accumulated from March 15, 2010 (Date of Inception) to May 31, 2014

Revenues	$ –	$ –	$ –	$ –	$ –

Operating Expenses
Depreciation	–	118	–	236	1,420
General and administrative	2,100	8,311	7,562	18,301	40,036
Management fees	3,000	–	6,000	–	80,302

Total Operating Expenses	5,100	8,429	13,562	18,537	121,758

Operating loss	(5,100)	(8,429)	(13,562)	(18,537)	(121,758)

Provision for income taxes	–	–	–	–	–

Net Loss	$ (5,100)	$ (8,429)	$ (13,562)	$ (18,537)	$ (121,758)
Net Loss per Share – Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
Weighted Average Shares Outstanding – Basic and Diluted	5,907,000	5,907,000	5,907,000	5,907,000

* Denotes a loss of less than $0.01 per share

(The accompanying notes are an integral part of these condensed unaudited financial statements)

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Defcit)

From March 15, 2010 (Inception) to May 31, 2014

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$
Balance – March 15, 2010 (date of inception)	–	–	–	–	–

Issuance of shares for cash	5,860,000	5,860	18,240	–	24,100

Net loss for the period	–	–	–	(621)	(621)

Balance – November 30, 2010	5,860,000	5,860	18,240	(621)	23,479

Net loss for the year	–	–	–	(19,445)	(19,445)

Balance – November 30, 2011	5,860,000	5,860	18,240	(20,066)	4,034

Issuance of shares for cash	47,000	47	46,953	–	47,000

Net loss for the year	–	–	–	(52,140)	(52,140)

Balance – November 30, 2012	5,907,000	5,907	65,193	(72,206)	(1,106)

Net loss for the year	–	–	–	(35,990)	(35,990)

Balance – November 30, 2013	5,907,000	5,907	65,193	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	23,298

Net loss for the period	–	–	–	(13,562)	(13,562)

Balance – May 31, 2014	5,907,000	5,907	88,491	(121,758)	(27,360)

(The accompanying notes are an integral part of these condensed unaudited financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended May 31, 2014 $	For the six monthsended May 31, 2013 $	Accumulated from March 10, 2010 (Date of Inception) to May 31, 2014 $
Cash Flow Provided By (Used In) Operating Activities

Net loss for the period	(13,562)	(18,537)	(121,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	236	1,420
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,675)	(1,261)	3,227
Due to related party	(5,000)	524	23,297

Net Cash Used In Operating Activities	(24,237)	(19,038)	(93,813)

Cash Flow Provided By (Used In) Investing Activities

Purchase of property and equipment	–	–	(1,420)

Net Cash Used In Investing Activities	–	–	(1,420)

Cash Flow Provided By (Used In) Financing Activities

Proceeds from note payable related party	10,000	–	10,000
Proceeds from issuance of shares	–	–	71,100
Due to related party	14,133		14,133

Net Cash Provided By Financing Activities	24,133	–	95,233

Net decrease in Cash	(104)	(19,038)	–

Cash – Beginning of Period	104	24,904	–

Cash – End of Period	–	5,866	–

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities:
Forgiveness of related party debt	23,298	–	23,298

(The accompanying notes are an integral part of these condensed unaudited financial statements)

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

For the Three and Six Months ended May 31, 2014 and 2013, and the period from March 10, 2010 (Date of Inception) to May 31, 2014

(unaudited)

1.   Organization and Nature of Operations

Gala Global Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 10, 2010 (Inception). The Company was formed to provide garment tailoring and alteration services. The Company has conducted only limited operations and is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  Among the disclosures required as a development stage entity, are that its financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity (deficit), and cash flows disclose activity since the date of Inception as a development stage company(March 10, 2010).

On May 19, 2014 a change in control of the Company occurred when IDG Ventures LTD sold all of its 3,547,000 common shares, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs Haas, Lefevre and Naccarato as described in Item 2 below.

On June 26, 2014 the Company had a change in management when Mr. Robert Frei resigned as President and Director of the Company and Mr. George Lefevre was appointed as his successor.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2014, the Company has not generated any revenue since its inception, has a working capital deficit of $27,360, and an accumulated deficit of $121,758. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generate profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2013 included in our Form 10-K filed with the SEC.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

For the Three and Six Months ended May 31, 2014 and 2013, and the period from March 10, 2010 (date of inception) to May 31, 2014

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2014 and November 30, 2013, there were no cash equivalents.

e) Financial Instruments

We have adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information. The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable, and amounts due to related party.. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

f) Long-Lived Assets

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

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

For the Three and Six Months ended May 31, 2014 and 2013, and the period from March 10, 2010 (date of inception) to May 31, 2014

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

h) Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

i) Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended May 31, 2014 and 2013.

j) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  No stock based compensation was issued or outstanding during the three and six month periods ended May 31, 2014 or 2013.

k) Comprehensive Loss

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Our comprehensive loss was identical to our net loss for the three and six month periods ended May 31, 2014 and 2013.

GALA GLOBAL INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

For the Three and Six Months ended May 31, 2014 and 2013, and the period from March 10, 2010 (date of inception) to May 31, 2014

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l) Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and six months ended May 31, 2014 and 2013.

m) Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that their future adoption of any such pronouncements may be expected to have a material impact on its financial condition of the result of its operations as reported in its financial statements.

3.

Related Party Transactions

a) During the three and six months ended May 31, 2014, the Company incurred $3,000 (May 31, 2013 - $nil) and $6,000 (May 31, 2013 - $nil), respectively, in management fees to the former President and Director of the Company. During the three and six months ended May 31, 2014, the former President and Director of the Company was repaid $5,000 of the balance of his loan outstanding and forgave the balance of the loan outstanding totaling $23,298. The gain on the forgiveness of this related party debt was recognized in additional paid-in capital.  As at May 31, 2014, the Company owed $nil (November 30, 2013 - $28,298) to the former President and Director of the Company. The amounts owing had been unsecured, non-interest bearing, and due on demand.

b) During the three and six months ended May 31, 2014, the Company received advances of $14,133 (2013 - $nil) from a shareholder of the Company to fund payment of operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Loan Payable – Related Party

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

On June 26, 2014, Robert Frei resigned as President and Director of the Company, and George Lefevre was appointed as the Company’s new President and Director.

 In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2014 to July 18, 2014, the date these financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2014 $	November 30, 2013 $
Current Assets	-	104
Current Liabilities	27,360	37,200
Working Capital (Deficit)	(27,360)	(37,096)

Cash Flows

	Six months ended May 31, 2014 $	Six months ended May 31, 2013 $
Cash Flows from (used in) Operating Activities	(24,237)	(19,038)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	24,133	-
Net Increase (decrease) in Cash During Period	(104)	(19,038)

Operating Revenues

During the three and six months ended May 31, 2014, the Company did not recognize any revenues as it has not commenced operations as yet.

Operating Expenses

Operating expenses for the three months ended May 31, 2014 were $5,100 compared with $8,429 for the three months ended May 31, 2013.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses as the Company had limited cash flows for day-to-day operations.

Operating expenses for the six months ended May 31, 2014 were $13,562 compared with $18,537 for the six months ended May 31, 2013.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses as the Company had limited cash flows for day-to-day operations.

Net Loss

Net loss for the three and six months ended May 31, 2014 was $5,100 (2013-$8,429) and $13,562 (2013- $18,537) respectively, due to the factors discussed above.

Liquidity and Capital Resources

As at May 31, 2014, the Company had cash and total assets of $nil compared with cash and total assets of $104 as at November 30, 2013.

As at May 31, 2014, the Company had total liabilities of $27,360 compared with $37,200 as at November 30, 2013.

As at May 31, 2014, the Company had a working capital deficit of $27,360 compared with $37,096 as at November 30, 2013.

The decrease in both total liabilities and our working capital deficit was largely attributed to the fact that the former President and Director of the Company forgave an outstanding loan balance of $23,298.

Cashflow from Operating Activities

During the six months ended May 31, 2014, the Company used $24,237 of cash in operating activities compared to  $19,038 of cash used in operating activities during the six months ended May 31, 2013. The increase in cash used in operations arose due to the reduction in the balance of our accounts payable by $5,675, a $5,000 repayment of a balance due to a related party, partially offset by reduced losses incurred in the six months ended May 31, 2014 as compared to the six months ended May 31, 2013.

Cashflow from Investing Activities

During the six months ended May 31, 2014 and 2013, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the six months ended May 31, 2014, the Company received $10,000 in financing from the issuance of a promissory note to a related party and a further $14,133 in advances from a shareholder. These borrowings are unsecured, non-interest bearing, and due on demand.  During the six months ended May 31, 2013, the Company did not have any cash transactions related to financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other events

On May 19, 2014, a change in control of Gala Global Inc. (the "Company") occurred when IDG Ventures Ltd. (“IDG”) sold all of its 3,547,000 common shares in a private share purchase transaction to the three individuals listed below.  The consideration paid was $125,000 in cash. The certificates will be processed into the names of the Purchasers and the appropriate SEC documentation filed.  The three individuals now have voting control over 60.04% in the aggregate of the Company’s issued and outstanding common stock.

Purchasers                                            Share position                         Percentage of outstanding

James Haas

         1,773,500 shares                                       30.02%

George Lefevre                                    886,750 shares                                       15.01%

Owen Naccarato                                  886,750 shares                                       15.01%

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A summary of these policies is included in note (1) of the notes to our condensed unaudited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.No stock based compensation was issued or outstanding during the three and six month periods ended May 31, 2014 or 2013.

Recently Issued Accounting Pronouncements

The Company has reviewed the recently issued, but not yet effective, accounting pronouncements and does not believe that the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations as reported in its financial statements.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of May 31, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six months ended May 31, 2014 or 2013 and as of May 31, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No sales of unregistered equity securities were completed in the three or six periods ended May 31, 2014 or 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six periods ended May 31, 2014 or 2013.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: July 18, 2014	/s/ George Lefevre
George Lefevre
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

