Form 10-Q
period 2014-08-31
Gala Global Inc.
filed 2014-10-20
CIK 1513403

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 18, 2014 the registrant had 118,140,000 shares of common stock outstanding.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Nine Month Periods Ended August 31, 2014 and 2013

2

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	August 31, 2014 $	November 30, 2013 $
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	–	104
Total Current Assets	–	104

Investment in joint venture	52,972	–

Total Assets	52,972	104

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	5,993	8,902
Due to related parties	101,325	28,298
Loan payable to related party	10,000	–
Total Current Liabilities	117,318	37,200

Total Liabilities	117,318	37,200

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil shares	–	–

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 118,140,000 common shares	118,140	118,140
Additional paid-in capital	(23,742)	(47,040)
Deficit accumulated	(158,744)	(108,196)
Total Stockholders’ Deficit	(64,346)	(37,096)

Total Liabilities and Stockholders’ Deficit	52,972	104

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

3

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended August 31, 2014		Three months ended August 31, 2013		Nine months ended August 31, 2014		Nine months ended August 31, 2013

Revenues	$–		$–		$–		$–

Operating Expenses
Depreciation	–		118		–		354
Option expense on proposed property acquisition – related party	16,000		-		16,000		-
General and administrative	14,986		5,532		28,548	*	23,833
Management fees – related party	6,000		–		6,000	*	-
Total Operating Expenses	36,986		5,650		50,548		24,187

Operating loss	(36,986)		(5,650)		(50,548)		(24,187)

Provision for income taxes	–		–		–		–

Net Loss	$(36,986)		$(5,650)		$(50,548)		$(24,187)
Net Loss per Share – Basic and Diluted	$(0.00)	**	(0.00)	**	(0.00)	**	$(0.00)	**
Weighted Average Shares Outstanding – Basic and Diluted	118,140,000		118,140,000		118,140,000		118,140,000

* During the three months ended August 31, 2014, $6,000 previously mistakenly classified as management fees during the three month periods ended February 28, 2014 ($3,000) and May 31, 2014 ($3,000) has been correctly reclassified as general and administrative expenses.

** Denotes a loss of less than $(0.01) per share.

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

4

GALA GLOBAL INC.

Statements of Changes in Stockholders’ Deficit

From November 30, 2012 to August 31, 2014

(unaudited)

	Common Stock		Additional	Accumulated
	Shares (1)	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – November 30, 2012	118,140,000	118,140	(47,040)	(72,206)	(1,106)

Net loss for the year	–	–	–	(35,990)	(35,990)

Balance – November 30, 2013	118,140,000	118,140	(47,040)	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	23,298

Net loss for the period	–	–	–	(50,548)	(50,548)

Balance – August 31, 2014	118,140,000	118,140	(23,742)	(158,744)	(64,346)

(1) As restated for the 20:1 forward split in the Company’s shares of common stock effective September 17, 2014.

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

5

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended August 31, 2014 $	For the nine months ended August 31, 2013 $

Cash Flow Provided By (Used In) Operating Activities
Net loss for the period	(50,548)	(24,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	354
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,909)	(54)
Net Cash Used In Operating Activities	(53,457)	(23,887)

Cash Flow Provided By (Used In) Investing Activities
Investment in joint venture	(52,972)	–
Net Cash Provided By (Used In) Investing Activities	(52,972)	–

Cash Flow Provided By (Used In) Financing Activities
Proceeds from related party	101,325	–
Proceeds from loan payable – related party	10,000	–
Repayment of due to related party	(5,000)	(526)
Net Cash Provided By Financing Activities	106,325	(526)

Net decrease in Cash	(104)	(24,413)

Cash – Beginning of Period	104	24,904

Cash – End of Period	–	491

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:
Forgiveness of related party debt	23,298	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

6

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months ended August 31, 2014 and 2013

1.

Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provided garment tailoring and alteration services.

On May 19, 2014, a change in control of the Company occurred when IDG Ventures Ltd., the Company’s then controlling shareholder, sold all of its 3,547,000 shares of the Company’s common stock, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs Haas, Lefevre and Naccarato.

On June 26, 2014, the Company had a change in management when Mr. Robert Frei resigned as President and Director of the Company and Mr. Lefevre was appointed as his successor. Concurrent with the change of management, the Company acquired two 100% owned subsidiary companies, Cannabis Ventures Inc (USA), incorporated on February 27, 2014 in the state of Nevada and Cannabis Ventures Inc. (Canada), incorporated on April 9, 2014 in Vancouver, British Columbia. Neither of these subsidiary companies had traded prior to their acquisition by the Company other than as described below.

GALA Global, Inc. is currently distributing all-natural everyday custom tailored women's clothing products from England. The Company is exploring different hemp alternatives of fabric and materials needed to produce our all new custom designed apparel.  Our new products are scheduled for launch in the latter part of 2015.

GALA Global, Inc., since its change in management effective June 26, 2014, plans to expand into the Hemp and Cannabidiol (“CBD”) industry. The expansion will focus on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. GALA Global, Inc. plans to seek acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries.

GALA Global, Inc.’s planned services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In July 2014, CVI entered into a joint venture agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to consult and manage a cultivation project.  This function is to be performed by a yet to be formed management company in which CVI will have a 50% ownership interest (“Joint Venture”).  In order to provide initial working capital for the Joint Venture, CVI has paid cash of $52,972 to acquire its 50% ownership interest in the Joint Venture.

Further, under the terms of the Joint Venture agreement, CVI is required to provide $100,000 cash as a security deposit for the property to be leased by the Joint Venture. As described in Note 8 Subsequent Events below, the Company transferred the $100,000 as required under the agreement on September 12, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was filed by CVI (Canada) in September 2014 and we are waiting to hear back from Health Canada.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $4,000 a month while it awaits the determination from Health Canada.  There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2014, the Company has no revenue or other source of income, has a working capital deficit of $117,318, and an accumulated deficit of $158,744. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

7

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

These consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Nevada incorporated Cannabis Ventures Inc (USA) and Vancouver, British Columbia incorporated Cannabis Ventures Inc. (Canada), from the date of their acquisition by the Company effective June 26, 2014. All inter-company transactions and balances have been eliminated on consolidation.

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

c)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2013 included in our Form 10-K filed with the SEC.

d)

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its inception (March 15, 2010) as a development stage company. The Company has generated no revenue since inception (March 15, 2010) and is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (March 15, 2010) have been considered as part of the Company’s development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2014 and November 30, 2013, there were no cash equivalents.

f)

Financial Instruments

We have adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumption on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable, and amounts due to related party. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

g)

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

8

2.

Summary of Significant Accounting Policies (continued)

h)

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

i)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

j)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine months ended August 31, 2014 and 2013.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. No stock based compensation was issued or outstanding during the three and nine months period ended August, 2014 or 2013.

l)

Comprehensive Loss

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Our comprehensive loss was identical to our net loss for the three and nine month periods ended August 31, 2014 and 2013.

m)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and nine months ended August 31, 2014 and 2013.

n)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

3.

Related Party Transactions

a)

During the three and nine months ended August 31, 2014, the Company incurred $6,000 (2013 - $nil) and $6,000 (2013 - $nil), respectively, in management fees to the former President and Director of the Company.

During the three and nine months ended August 31, 2014, we repaid the former President and Director of the Company $5,000 of the balance due to him and he forgave all remaining amounts outstanding to him by the Company totaling $23,298 which was recorded as additional paid-in capital.  As at August 31, 2014, the Company owed $nil (November 30, 2013 - $28,298) to the former President and Director of the Company. The amounts owing were unsecured, non-interest bearing, and due on demand.

b)

During the three and nine months ended August 31, 2014, the Company received advances of $87,192 (2013 - $nil) and $101,325 (2013 - $nil), respectively, from a shareholder of the Company to fund payment of operating expenditures.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

During the three months ended August 31, 2014 the Company paid $16,000 (2013 - $nil) under the term of a contract to purchase certain property in Vancouver, Canada to a director of CVI.

9

4.

Investment in Joint Venture

On July 1, 2014, Cannabis Ventures Inc. (USA), a wholly-owned subsidiary of the Company entered into a joint venture agreement with Anthony McDonald (“McDonald”) and Globe Farmacy Inc. (“GFI”), an Arizona non-profit corporation.  Under the terms of the agreement, Cannabis Ventures Inc. (USA) and McDonald will each hold 50% interest in the joint venture.  During the period ended August 31, 2014, the Company paid $52,972 (2013 - $nil) to purchase its 50% ownership interest in the joint venture.

5.

Loan Payable – Related Party

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

6.

Commitments and Contingencies

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was filed by CVI (Canada) in September 2014 and we are waiting to hear back from Health Canada.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $4,000 a month while it awaits the determination from Health Canada.  There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

In July 2014, CVI entered into a joint venture agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to consult and manage a cultivation project.  This function is to be performed by a yet to be formed management company in which CVI will have a 50% ownership interest (“Joint Venture”).  In order to provide initial working capital for the Joint Venture, CVI has paid cash of $52,972 to acquire its 50% ownership interest in the Joint Venture.

Further, under the terms of the Joint Venture agreement, CVI is required to provide $100,000 cash as a security deposit for the property to be leased by the Joint Venture. As described in Note 8 Subsequent Events below, the Company transferred the $100,000 as required under the agreement on September 12, 2014.

7.

Stockholders’ Deficit

On August 27, 2014, the Company approved an increase in the total number of authorized shares of common stock from 75,000,000 to 500,000,000 shares and in preferred stock from nil to 10,000,000 shares. The amendment was filed and effected on August 28, 2014.

8.

Subsequent Events

a)  On September 12, 2014 pursuant to the agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to consult and manage a cultivation project, the Company transferred $100,000 as a security deposit in place of a personal guaranty required by the landlord in connection with the facility to be leased by the Joint Venture for the cultivation project.  These funds are to continue to be held as a security deposit until completion of the project.

b)  On September 17, 2014, the Company effected a 20:1 forward split of the Company’s issued and outstanding shares of common stock, thereby increasing the number of the Company’s issued and outstanding shares of common stock from 5,907,000 to 118,140,000 shares of common stock. All references to share numbers in this Form 10Q have been adjusted to reflect the impact of this forward split.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2014 to October 17, 2014, the date these financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

NATURE OF BUSINESS

GALA Global, Inc. is currently distributing all-natural everyday custom tailored women's clothing products from England. The Company is exploring different hemp alternatives of fabric and materials needed to produce our all new custom designed apparel.  Our new products are scheduled for launch in the latter part of 2015.

GALA Global, Inc., since its change in management effective June 26, 2014, plans to expand into the Hemp and Cannabidiol (“CBD”) industry. The expansion will focus on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. GALA Global, Inc. plans to seek acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

GALA Global, Inc.’s planned services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In July 2014, CVI entered into a joint venture agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to consult and manage a cultivation project.  This function is to be performed by a yet to be formed management company in which CVI will have a 50% ownership interest (“Joint Venture”).  In order to provide initial working capital for the Joint Venture, CVI has paid cash of $52,972 to acquire its 50% ownership interest in the Joint Venture.

Further, under the terms of the Joint Venture agreement, CVI is required to provide $100,000 cash as a security deposit for the property to be leased by the Joint Venture. As described in Note 8 Subsequent Events of the financial statements above, the Company transferred the $100,000 as required under the agreement on September 12, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was filed by CVI (Canada) in September 2014 and we are waiting to hear back from Health Canada.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $4,000 a month while it awaits the determination from Health Canada.

There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED AUGUST 31, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED AIGUST 31, 2013

Revenues

For the three and nine months ended August 31, 2014 and 2013, the Company had $nil for revenue as it has not commenced revenue generating operations as yet.

Operating Expenses

Operating expenses for the three months ended August 31, 2014 was $36,986 compared with $5,650 for the three months ended August 31, 2013.  Please see the below table for an explanation of the variances:

Three months ending:	8/31/2014	8/30/2013	$ VAR	% VAR
Accounting/audit fees	$3,000	$3,000	$ -	100.0%
Management fees – related party	6,000	-	6,000	100.0%
Outside service fees	746	500	246	49.2%
Travel expense	9,285	-	9,285	100%
Land purchase option	16,000	-	16,000	100.0%
Miscellaneous	1,955	2,150	(195)	-9.1%
Total Operating Expenses	$36,986	$5,650	$22,051	390.3%

During the three months ended August 31, 2014, the Company incurred $6,000 (2013 - $nil) in management fees to the former President and Director of the Company.

We incurred travel expenses of $9,285 (2013 - $nil) during the three months ended August 31, 2014 as we are seeking to acquire certain property in Vancouver, Canada to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada.

During the three months ended August 31, 2014 we paid option payments of $16,000 (2013-$nil) to a director of CVI Canada in connection with the proposed acquisition of certain property in Vancouver, Canada to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada.

Operating expenses for the nine months ended August 31, 2014 was $50,548 compared with $24,187 for the nine months ended August 31, 2013.  Please see the below table for an explanation of the variances.

Nine months ending:	8/31/2014		8/31/2013	$ VAR	% VAR
Accounting/audit fees	$9,000	*	$9,000	$ -	100.0%
Management fees – related party	6,000	*	-	6,000	100.0%
Outside service fees	9,407		8,653	754	8.7%
Travel Expense	9,285		6,000	3,285	100.0%
Land purchase option	16,000		-	16,000	100.0%
Miscellaneous	856		525	331	63.0%
Total Expenses	$50,548		$24,178	$26,370	109.1%

* During the three months ended August 31, 2014, $6,000 previously mistakenly classified as management fees during the three month periods ended February 28, 2014 ($3,000) and May 31, 2014 ($3,000) has been correctly reclassified as general and administrative expenses.

During the nine months ended August 31, 2014, the Company incurred $6,000 (2013 - $nil) in management fees to the former President and Director of the Company.  $6,000 previously mistakenly classified as management fees during the three month periods ended February 28, 2014 ($3,000) and May 31, 2014 ($3,000) has been correctly reclassified as general and administrative expenses.

We incurred travel expenses of $9,285 (2013 - $6,000) during the nine months ended August 31, 2014 as we are seeking to acquire certain property in Vancouver, Canada to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada.

During the nine months ended August 31, 2014 we paid option payments of $16,000 (2013-$nil) to a director of CVI Canada in connection with the proposed acquisition of certain property in Vancouver, Canada to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada.

Net Loss

The net loss for the three months ended August 31, 2014 was $36,986 compared with a net loss of $5,650 for the three months ended August 31, 2013 due to the factors discussed above.

The net loss for the nine months ended August 31, 2014 was $50, compared with a net loss of $24,187 for the nine months ended August 31, 2013 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	August 31, 2014 $	November 31, 2013 $
Current Assets	0	104
Current Liabilities	117,318	37,200

Working Capital (Deficit)	(117,318)	(37,096)

Cash Flows

	Nine months ended August 31, 2014 $	Nine months ended August 31, 2013 $
Cash Flows from (used in) Operating Activities	(53,457)	(23,887)
Cash Flows from (used in) Investing Activities	(52,972)	-
Cash Flows from (used in) Financing Activities	106,325	(526)
Net Increase (decrease) in Cash During Period	(104)	(24,413)

As at August 31, 2014, the Company has no revenue or other source of income, has a working capital deficit of $117,318, and an accumulated deficit of $158,744. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cashflow from Operating Activities

During the nine months ended August 31, 2014, the Company used $53,457 of cash for operating activities compared to the use of $23,887 of cash for operating activities during the nine months ended August 31, 2013 representing an increase of $29,570. The increase between the two periods was mainly due to an increase in operating loss for the period of $26,361.

Cashflow from Investing Activities

During the nine months ended August 31, 2014, the Company used $52,972 of cash for investing activities compared to $nil for the nine months ended August 31, 2013.  The increase in the cash used for investing activities was due to cash paid by the Company with respect to the joint venture agreement with Globe Farnacy Inc. (“GFI”) signed on July 1, 2014.

Cashflow from Financing Activities

During the nine months ended August 31, 2014, the Company generated $106,325 from financing activities compared to $526 used in financing activities during the nine months ended August 31, 2013.During the nine months ended August 31, 2014, the Company received $101,429 by way of proceeds from related party, $10,000 by way of loan from related party and repaid $5,000 to our former director and principal shareholder. By comparison, during the nine months ended August 31, 2013 we repaid $526 to our former director and principal shareholder. The Company required the increased financing in the nine months ended August 31, 2014 to fund the operating expenses described above and its purchase of a 50% interest in the joint venture agreement with Globe Farnacy Inc. (“GFI”) signed on July 1, 2014

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other events

On May 19, 2014, a change in control of Gala Global Inc. (the "Company") occurred when IDG Ventures Ltd. (“IDG”), the Company’s then controlling shareholder, sold all of its 3,547,000 common shares in a private share purchase transaction to the three individuals listed below.  The consideration paid was $125,000 in cash.  The three individuals now have voting control over 60.04% in the aggregate of the Company’s issued and outstanding common stock.

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

Cannabis Ventures Inc. (USA) (“CVI”)

In July 2014, CVI entered into a joint venture agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to consult and manage a cultivation project.  This function is to be performed by a yet to be formed management company in which CVI will have a 50% ownership interest (“Joint Venture”).  In order to provide initial working capital for the Joint Venture, CVI has paid cash of $52,972 to acquire its 50% ownership interest in the Joint Venture.

Further, under the terms of the Joint Venture agreement, CVI is required to provide $100,000 cash as a security deposit for the property to be leased by the Joint Venture. As described in Note 8 Subsequent Events of the financial statements above, the Company transferred the $100,000 as required under the agreement on September 12, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was filed by CVI (Canada) in September 2014 and we are waiting to hear back from Health Canada.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $4,000 a month while it awaits the determination from Health Canada.  There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

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

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

ITEM 3. QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management believes that as of August 31, 2014, our internal control over financial reporting was not effective based on those criteria. Management’s assessment identified several material weaknesses in our internal control over financial reporting.

These material weaknesses include the following:

  Lack of appropriate segregation of duties;
  Limited capability to interpret and apply accounting principles generally accepted in the United States;
  Lack of formal accounting policies and procedures that include multiple levels of review.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not party to any legal proceedings during the three and nine months periods ended August 31, 2014 and 2013 and as of August 31, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

We made no sales of unregistered securities during the three and nine month periods ended August 31, 2014 or 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine month periods ended August 31, 2014 or 2013

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: October 20 2014	/s/ George Lefevre
George Lefevre
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

