Form 10-K
period 2014-11-30
Gala Global Inc.
filed 2015-03-13
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter:  $5,299,200

As of March 11, 2015 the registrant’s outstanding stock consisted of 123,140,000 common shares.

GALA GLOBAL INC.

PART I

Item 1.  Description of Business

General

GALA Global Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 15, 2010 (Inception). The Company was formed to provide garment tailoring and alteration services.

On May 19, 2014, a change in control of the Company occurred when IDG Ventures Ltd., the Company’s then controlling shareholder, sold all of its 3,547,000 shares of the Company’s common stock, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs. Haas, Lefevre and Naccarato.

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

GALA Global, Inc., since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. GALA Global, Inc. currently markets a new CBD flavored Thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries.The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations

GALA Global, Inc.’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI (Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in February 6, 2015. We responded on February 26, 2015 and Health Canada acknowledged receipt on February 27, 2015.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis and as of February 2015, the Company continues to pay the property owner a reduced nonrefundable payment of $2,500 a month while it awaits the determination from Health Canada. There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

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

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2014 or 2013. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director who devotes approximately 20-30 hours a week to our business. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1A.  Unresolved Staff Comments

 Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not currently own any property or real estate of any kind. Our mailing address located at 2780 South Jones Blvd. #3725, Las Vegas, Nevada 89146.We currently do not maintain an office at this time and have no need of a dedicated office at this stage of our business plan.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

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

Period	High	Low
Fiscal 2014
First Quarter ended February 28, 2014	$3.50	$3,50
Second Quarter ended May 31, 2014	$3.50	$3.50
Third Quarter ended August 31, 2014	$3.50	$1.97
Fourth Quarter ended November 30, 2014	$3.00	$0.06

Fiscal 2013
First Quarter ended February 28, 2013	$3.50	$3.50
Second Quarter ended May 31, 2013	$3.50	$3.50
Third Quarter ended August 31, 2013	$3.50	$3.50
Fourth Quarter ended November 30, 2013	$3.50	$3.50

Number of Holders

As of November 30, 2014, the 119,140,000 issued and outstanding shares of common stock were held by a total of 46 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2014 and 2013. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On September 2, 2014, the Company sold 1,000,000 shares of common stock pursuant to a stock purchase agreement valued at $0.10 per share for gross proceeds of $100,000.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net losses of $278,875 and $35,990, respectively, for the fiscal years ended November 30, 2014 and November 30, 2013. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future.  Until we are able to successfully execute our business plan. Consequently, we will require substantial additional capital to continue our development and marketing activities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal years ended November 30, 2014 and 2013, the Company did not recognize any revenue.

Operating Expenses

Operating expenses for the year ended November 30, 2014 were $88,903 compared with $35,990 for the year ended November 30, 2013. A summary of the operating expenses are as follows:

Analysis of Operating Expenses

	November 30,	November 30,	Variance
Operating Expense	2014	2013	$	%

Depreciation	$ -	$ 475	$ (475)	(100.0)%
Land Purchase Option	$28,000	$ -	$28,000	100%
Management Fees	$6,000	$7,000	$(1,000)	(14.3)%
Professional Fees	$25,054	$6,500	$18,554	285.4%
Overhead and Administration	$23,905	$19,908	$3,997	20.1%
Transfer Agent and Filing Fees	$5,944	$2,107	$3,837	182.1%

	$88,903	$35,990	$52,913	147.0%

Overall, the increase in operating expenses were due to payments of $28,000 for the a nonrefundable payment of $4,000 a month in respect of our proposed purchase of property in Canada and an increase in professional fees of $18,554 relating to the Company’s accounting, audit, and legal fees that were incurred as part of the SEC filing process. Additionally, the Company saw minor increases of $3,997 in overhead and administration expense due to an increase in the day-to-day activities in the Company, and $3,836 in transfer agent and filing fees relating to costs incurred with respect to the private placement that was issued during the year. The Company has fully amortized its property and equipment, which lead to the overall decrease in depreciation expense.

Impairment of Loan Receivable

During the year ended November 30, 2014 we recognized an impairment expense of $189,972 (2013 - $0) in respect of funds we had advanced under a promissory note to Global Farmacy, Inc (“GFI”).

In September 2014, CVI entered into a promissory note agreement with GFI, an Arizona non-profit corporation, to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under a promissory note which is unsecured, bears interest at 5% per annum and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.

Net Loss

Net loss for the year ended November 30, 2014 was $278,875 or $(0.00) loss per share compared with a net loss of $35,990 and $(0.00) loss per share for the year ended November 30, 2013 due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2014, the Company has no revenue or other source of income, has a working capital deficit of $192,673, and an accumulated deficit of $387,071. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	November 30, 2014 $	November 30, 2013 $
Current Assets	-	104
Current Liabilities	192,673	37,200
Working Capital (Deficit)	(192,673)	(37,096)

As at November 30, 2014, the Company had current assets of $nil and current liabilities of $192,673 compared with current assets of $104 and current liabilities of $37,200 at November 30, 2013. The increase in the working capital deficit was largely attributable to an increase in amounts due to related parties of $146,337 for amounts paid on behalf of the Company for operating expenditures and advanced to GFI under a promissory note receivable.

Cash Flows

	Year ended November 30, 2014 $	Year ended November 30, 2013 $
Cash Flows from (used in) Operating Activities	(89,767)	(24,800)
Cash Flows from (used in) Investing Activities	(189,972)	-
Cash Flows from (used in) Financing Activities	279,635	-
Net Increase (decrease) in Cash During Period	(104)	(24,800)

Cashflow from Operating Activities

During the year ended November 30, 2014, the Company used $89,767 of cash for operating activities compared to the use of $24,800 of cash for operating activities during the year ended November 30, 2013. The increase in cash used for operating activities was mainly due to an increase in overall operating expenditures during the year.

Cashflow from Investing Activities

During the year ended November 31, 2014 the Company used $189,972 of cash for investing activities compared to $nil for the year ended November 31, 2013. The increase in the cash used for investing activities was due to funds advanced by the Company under a promissory note receivable to GFI.

Cashflow from Financing Activities

During the year ended November 30, 2014, $279,635 was provided by financing activities compared to $nil provided during the year ended November 30, 2013. Proceeds received include $184,635 provided by related parties and $100,000 provided from the sale of common shares. offset by a $5,000 repayment to a related party. The Company required the increased financing in the year ended November 31, 2014 to finance the operating expenses described above and the funds advanced by the Company under a promissory note receivable to GFI.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other events

On May 19, 2014, a change in control of Gala Global Inc. (the "Company") occurred when IDG Ventures Ltd. (“IDG”), the Company’s then controlling shareholder, sold all of its 70,940,000 (post-split) common shares in a private share purchase transaction to the three individuals listed below.  The consideration paid was $125,000 in cash.  The three individuals now have voting control over 60.99% in the aggregate of the Company’s issued and outstanding common stock.

Purchasers                              Share position                         Percentage of outstanding

James Haas

35,470,000 shares                                        30.02%

George Lefevre                        17,735,000 shares                                        15.01%

Owen Naccarato                      18,855,000 shares                                        15.96%

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI (Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in February 6, 2015. We responded on February 26, 2015 and Health Canada acknowledged receipt on February 27, 2015.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis and as of February 2015, the Company continues to pay the property owner a reduced nonrefundable payment of $2,500 a month while it awaits the determination from Health Canada. There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

Subsequent Events

a)

On December 2, 2014, the Company entered into a marketing agreement for advertising services. The Company has agreed to issue 1,500,000 shares of common stock to the consultant as compensation for a six-month term. The agreement may be terminated by either party at the end of any month during the term of the agreement.

b)

On December 16, 2014, the Company entered into a consulting agreement with a consultant who is to become a director of the Company. The Company has agreed to issue 500,000 shares of common stock to the consultant as compensation. The agreement commences upon the date of the agreement, and continues until the Consultant resigns or upon mutual agreement with the Company to terminate such agreement.

c)

On January 9, 2015, the Company and its board of directors authorized a new class of equity instruments – Series A Preferred Stock, subject to authorized capital of 500,000 shares with a par value of $0.001 per share.  As of the date of filing, no Series A Preferred Stock have been issued.

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

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed below in our financial statements

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

GALA GLOBAL INC.

Consolidated Financial Statements

For the Years Ended November 30, 2014 and November 30, 2013

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gala Global, Inc.

Las Vegas, Nevada, 89146

We have audited the accompanying balance sheets of Gala Global, Inc. as of November 30, 2014 and 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. as of November 30, 2014 and 2013, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, formerly Arvada, Colorado
March 13, 2015	Cutler & Co., LLC

GALA GLOBAL INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2014 $	November 30, 2013 $

ASSETS

Current Assets
Cash	–	104
Total Current Assets	-	104

Total Assets	–	104

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	8,038	8,902
Due to related parties	174,635	28,298
Loan payable to related party	10,000	-
Total Current Liabilities	192,673	37,200

Total Liabilities COMMITMENTS AND CONTINGENCIES	192,673	37,200
STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: none
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 119,140,000 and 118,140,000 common shares, respectively	119,140	118,140

Additional Paid-In Capital	75,258	(47,040)

Accumulated Deficit	(387,071)	(108,196)

Total Stockholders’ Deficit	(192,673)	(37,096)

Total Liabilities and Stockholders’ Deficit	–	104

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Year Ended November 30, 2014 $	Year Ended November 30, 2013 $

Revenues	–	-–

Operating Expenses
Depreciation	–	475
General and administrative	54,903	35,515
Management fees	6,000	–
Option expense on proposed property acquisition – related party	28,000	–

Total Operating Expenses	88,903	35,990

Operating Loss	(88,903)	(35,990)

Other Income (Expense)

Impairment of loan receivable	(189,972)	–
Loss before taxes	(278,875)	(35,990)
Provision for income taxes	–	–

Net Loss	(278,875)	(35,990)
Net Loss per Share – Basic and Diluted	(0.00)*	(0.00)*
Weighted Average Shares Outstanding – Basic and Diluted	118,386,575	118,140,000

‘* denotes a loss of less than $(0.01) per share.

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

Statements of Changes in Stockholders’ Deficit

From December 1, 2012 to November 30, 2014

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$
	–	–
Balance – November30, 2012	118,140,000	118,140	(47,040)	(72,206)	(1,106)

Net loss for the year	–	–	–	(35,990)	(35,990)

Balance – November 30, 2013	118,140,000	118,140	(47,040)	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	23,298

Proceeds from sale of common stock	1,000,000	1,000	99,000	–	100,000

Net loss for the year	–	–	–	(278,875)	(278,875)

Balance – November 30, 2014	119,140,000	119,140	75,258	(387,071)	(192,673)

The Company completed a forward split of stock 20:1 on September 17, 2014 that has been retroactively reflected in these financial statements.

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended November 30, 2014 $	Year Ended November 30, 2013 $

Operating Activities

Net loss for the year	(278,875)	(35,990)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	-–	475
Impairment of promissory note receivable	189,972	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(864)	3,991
Due to related party	–	6,724

Net Cash Used In Operating Activities	(89,767)	(24,800)

Investing Activities

Loan receivable	(189,972)	–

Net Cash Used In Investing Activities	(189,972)	–

Financing Activities

Proceeds from related party	174,635	–
Proceeds from loan payable - related party	10,000	–
Repayment of due to related party	(5,000)	–
Proceeds from issuance of common stock	100,000	–

Net Cash Provided By Financing Activities	279,635	–

Decrease in Cash	(104)	(24,800)

Cash – Beginning of Period	104	24,904

Cash – End of Period	–	104

Non-cash Investing and Financing Activities

Forgiveness of related party debt	23,298	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–
		–

(The accompanying notes are an integral part of these financial statements)

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

For the twelve months ended November 30, 2014 and 2013

(Expressed in U.S. dollars)

1.

Organization and Nature of Operation

GALA Global Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on March 15, 2010 (Inception). The Company was formed to provide garment tailoring and alteration services.

On May 19, 2014, a change in control of the Company occurred when IDG Ventures Ltd., the Company’s then controlling shareholder, sold all of its 3,547,000 shares of the Company’s common stock, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs. Haas, Lefevre and Naccarato.

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

GALA Global, Inc., since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. GALA Global, Inc. currently markets a new CBD flavored Thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries.The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations

GALA Global, Inc.’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.

Cannabis Ventures, Inc. (Canada) (“CVI (Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in February 6, 2015. We responded on February 26, 2015 and Health Canada acknowledged receipt on February 27, 2015.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis and as of February 2015, the Company continues to pay the property owner a reduced nonrefundable payment of $2,500 a month while it awaits the determination from Health Canada. There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

2.    Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company has not earned any revenue, has a working capital deficit of $192,673, and an accumulated deficit of $387,071. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to successfully implement its business plan and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November

b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Nevada incorporated Cannabis Ventures Inc. (USA) and Vancouver, British Columbia incorporated Cannabis Ventures Inc. (Canada), from the date of their acquisition by the Company effective June 26, 2014. All inter-company transactions and balances have been eliminated on consolidation.

c)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and investments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2014 and 2013, there were no cash equivalents.

e)

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

F-7

3.

Summary of Significant Accounting Policies (continued)

f)

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

F-8

3.

Summary of Significant Accounting Policies (continued)

j)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $nil during the years ended November 30, 2014 and 2013.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at November 30, 2014 and 2013, the Company did not grant any stock options.

l)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and 2013, the Company has no items representing comprehensive income or loss.

m)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2014 and 2013, the Company has no potentially dilutive common shares.

n)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Related Party Transactions

a)

During the year ended November 30, 2014, the Company incurred $6,000 (2013 - $nil) in management fees to the former President and Director of the Company.

During the year ended November 30, 2014, the former President and Director of the Company forgave all amounts outstanding totaling $23,298 which was recorded in additional paid-in capital. As at November 30, 2014, the Company owed $nil (November 30, 2013 - $28,298) to the former President and Director of the Company. The amounts owing were unsecured, non-interest bearing, and due on demand.

F-9

4.

Related Party Transactions (continued)

b)

During the year ended November 30, 2014, the Company received advances of $174,635 (2013 - $nil) from a shareholder of the Company to fund payment of operating expenditures and advanced to GFI under a promissory note receivebale. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

During the year ended November 30, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

During the year ended November 30, 2014, the Company incurred option expenses of $28,000 (2013 - $nil) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

5.

Promissory Note Receivable

On September 30, 2014, Cannabis Ventures Inc. (USA), a wholly-owned subsidiary of the Company entered into a promissory note agreement with Anthony McDonald (“McDonald”) and Globe Farmacy Inc. (“GFI”), an Arizona non-profit corporation, for $189,972.

The amounts owing are unsecured, bears interest at 5% per annum, and is due on December 31, 2014.  As of November 30, 2014, the amount receivable was deemed to be uncollectible and a full impairment charge on the loan receivable has been made by the

Company.

6.

Loan Payable - Related Party

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

7.

Common Shares

(a)

On August 27, 2014, the Company approved an increase in the total number of authorized shares of common stock from 75,000,000 to 500,000,000 shares and in preferred stock from nil to 10,000,000 shares. The amendment was filed and effected on August 28, 2014.

(b)

On September 2, 2014, the Company issued 1,000,000 shares of common stock at $0.10 per common share for gross proceeds of $100,000.

(c)

On September 17, 2014, the Company effected a 20:1 forward stock split of the Company’s common stock, thereby increasing the number of the Company’s outstanding common shares from 5,907,000 to 118,140,000 shares of common stock.

8.

Commitments and Contingencies

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) on February 6, 2015 and we will be responding before February 27, 2015 and waiting to hear back from Health Canada.

F-10

8.

Commitments and Contingencies (continued)

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $4,000 a month while it awaits the determination from Health Canada.  As of February 2015, the monthly payment was reduced to $2,500. There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

9.

Income Taxes

The Company has $387,071 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at November 30, 2014, the Company had no uncertain tax positions.

	November 30, 2014 $	November 30, 2013 $

Net loss before taxes	(278,875)	(35,990)
Statutory rate	34%	34%

Computed expected tax recovery	94,818	12,237
Valuation allowance	(94,818)	(12,237)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2014 and 2013 are as follows:

	November 30, 2014 $	November 30, 2013 $

Net operating loss carried forward	131,605	36,787
Valuation allowance	(131,605)	(36,787)

Net deferred income tax asset	–	–

10.

Subsequent Events

a)

On December 2, 2014, the Company entered into a marketing agreement for advertising services. The Company has agreed to issue 1,500,000 shares of common stock to the consultant as compensation for a six-month term. The agreement may be terminated by either party at the end of any month during the term of the agreement.

b)

On December 16, 2014, the Company entered into a consulting agreement with a consultant who is to become a director of the Company. The Company has agreed to issue 500,000 shares of common stock to the consultant as compensation. The agreement commences upon the date of the agreement, and continues until the Consultant resigns or upon mutual agreement with the Company to terminate such agreement.

c)

On January 9, 2015, the Company and its board of directors authorized a new class of equity instruments – Series A Preferred Stock, subject to authorized capital of 500,000 shares with a par value of $0.001 per share.  As of the date of filing, no Series A Preferred Stock have been issued.  .

F-11

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

 Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2012 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

George Lefevre

47

President, CEO, Secretary, Treasurer,

Principal Executive Officer and

Chairman of the Board of Directors

Paul Frank

47

Director

Erlend Olson

51

Director

Russell Anderson

59

Director

Background of Directors and Executive Officers

George Lefevre

Mr. Lefevre is the founder and President of HAPA Capital, LLC (“HAPA”) which has been in operation for over five years. HAPA is a business consulting firm specializing in mergers, acquisitions and structural guidance to public and private companies specifically in Bio-Tech and Hi-Tech Industries.  Mr. Lefevre is also an advisor and officer of a National Professional Employer Organization (PEO, and has served in senior management capacity with a number of life science ventures companies. From 1991 to 1998, Mr. Lefevre directly invested in and managed investment portfolios with Paine Webber and their subsidiary Correspondence Service Corporation. Mr. Lefevre was also the President of GL Investment Group, a regional investment bank in Southern California where he was directly responsible for providing in excess of $ 500 million in funding to Bio-Technology and High Tech companies.  Mr. Lefevre graduated from California State University, Long Beach with a Bachelor of Science in Business Administration, majoring in Finance.

Paul Frank

Mr. Frank has been a teacher at Orange Coast College, Costa Mesa, Ca, since 2002.  Mr. Frank is also an adjunct professor a currently is a teacher at the Art Center College of Design in Pasadena, Ca.   In addition from 2005 to present, Mr. Frank is the founder and president of Tree Stitch Design Inc.  Mr. Frank is best known for founding the Paul Frank Industries in 1995 where he created the iconic Julius the monkey character as well as the entire cast of Paul Frank characters which are still used today.  Since then Mr. Frank has assisted in various projects including movies,  designing custom musical instruments, bicycles, Lego, shoes and clothing, Marvel Comics, Nintendo, Mario Brothers, as well as participating in the Hello Kitty’s 40th birthday convention.  Mr. Frank has an AA degree in Fine Arts from Golden West College, Huntington Beach, Ca, with continuing fine arts studies from Orange Coast College.

Erland Olson

During the last five years to present, Mr. Erlend Olson was a consultant and has primarily consulted on various projects for a variety of private international ventures ranging from Medical to Energy sectors. Mr. Olson continues to maintain extensive contacts in both the medical and energy/oil/gas sectors in his current endeavors, and is experienced in international business and application of modern technology to traditional problems in natural resources, manufacturing and marketing. After a 15 year career at NASA’s Jet Propulsion Laboratory, he founded 6 successful companies during the period of 1999 through 2010, including two in ultra-low power electronics, two in natural resources exploration and two in the medical testing/diagnostics fields. Mr. Olson was also involved in raising private equity and debt capital for various private companies.   Mr. Olson is also the author/holder of 38 patents, applications and patents pending. In one of the companies he founded, Pivotal Technologies, was acquired by Broadcom in May of 2000.  Mr. Erlend Olson earned undergraduate and graduate degrees from New Mexico State University 1984 and at University of Southern California in Electrical Engineering 1986

Russell Anderson

From October 2002 to present, Mr. Anderson has been the President and Principal Consultant of ANDERSON BIOMEDICAL CONSULTING.  From December 2008 to present, Mr. Anderson has been the Executive Vice President of Product Development & Engineering at ASCENTX MEDICAL CORPORATION; from September 2010 to present Mr. Anderson is also the President and Chairman of Board of Directors of BIOSTRATUS CORPORATION; and from March 2014 to present, Mr. Anderson has been a member of the Board of Directors for GENTHERA CORPORATION.  In addition, for over 28 years, Mr. Anderson has held senior management positions in Product Development and Process Engineering functions for several medical device and biopharma companies including Cohesion Technologies, Novare Surgical, Artes Medical, and AscentX Medical Corporation. Mr. Anderson has also served as a principal consultant for many clients including Amgen, Astute Medical, Baxter Pharmaceuticals, Boston Scientific, Genentech, Novartis, NuVasive, Roche and Sandoz. Mr. Anderson is a named inventor on over 30 patents in the medical device and biopharmaceutical fields. Mr. Anderson has various degrees and certificates including: Stevens Institute of Technology – M.Sci.PharmME   (4.0 GPA), Graduate Certification in Pharmaceutical Manufacturing Management; Graduate Certification in Bioprocess Systems and Biologics Management; Graduate Certification in Regulatory Affairs Management; Cal State Hayward – Master’s Degree in Business Administration, concentrations in Technology and Innovation Mgmt., Production & Operations Mgmt., and International Business Mgmt.  California Polytechnic State University at San Luis Obispo – BSEnvE, BSME; Riverside City College – A.S. in Chemistry, and additional graduate courses at Stanford, UC Riverside, UCSB, and University of La Verne.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  The required filings have been made.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

None

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
(h)

George Lefevre, Chairman, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2014	0	0	0	0	0	0	0	0
Robert Walter Frei, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2013	11,000	0	0	0	0	0	0	11,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
George Lefevre, Chairman, President, CEO, Treasurer, CFO and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended November 30, 2014 and 2013.

We had no warrants or stock options issued or outstanding during the fiscal years ending November 30, 2014 and 2013.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of November 30, 2014, we had a total of 118,140,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
George Lefevre, Chairman, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	Common Shares	17,735,000	15.01
All Officers and Directors as a Group	Common Shares	17,735,000	15.01

Changes in Control

On May 19, 2014, a change in control of the Company occurred when IDG Ventures Ltd., the Company’s then controlling shareholder, sold all of its 3,547,000 shares of the Company’s common stock, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs. Haas, Lefevre and Naccarato.

Item 13.  Certain Relationships, Related Transactions and Director Independence

a)

During the year ended November 30, 2014, the Company incurred $6,000 (2013 - $nil) in management fees to the former President and Director of the Company.

During the year ended November 30, 2014, the former President and Director of the Company forgave all amounts outstanding totaling $23,298 which was recorded against additional paid-in capital. As at November 30, 2014, the Company owed $nil (November 30, 2013 - $28,298) to the former President and Director of the Company. The amounts owing were unsecured, non-interest bearing, and due on demand.

b)

During the year ended November 30, 2014, the Company received advances of $174,635 (2013 - $nil) from an affiliate of the Company to fund payment of operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

During the year ended November 30, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

During the year ended November 30, 2014, the Company incurred option expenses of $28,000 (2013 - $nil) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

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

Item 14.  Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Cutler & Co. Certified Public Accountants for the years ended November 30, 2014 and 2013:

	For the Year Ended November 30,
	2014	2013
Audit Fees	$7,500	$7,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$7,500	$7,500

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

GALA GLOBAL INC.

By: /s/ George Lefevre
Date: March 13, 2015	George Lefevre
Chairman, President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Lefevre	President, Chairman	March 13, 2015
George Lefevre	Chief Executive Officer, Chief Financial Officer, Director, Secretary, Treasurer

