Form 10-Q
period 2015-02-28
Gala Global Inc.
filed 2015-04-22
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 21, 2015 the registrant had 123,140,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three Month Periods Ended February 28, 2015 and 2014

3

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	February 28, 2015 $	November 30, 2014 $
	(unaudited)	(audited)
ASSETS

Current Assets

Prepaid expense	3,750	–
Interest receivable	116
Loan receivable	12,467	–

Total Current Assets	16,333	–

Total Assets	16,333	–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	5,500	8,038
Due to related parties	225,769	174,635
Loan payable to related party	10,000	10,000

Total Current Liabilities	241,269	192,673

Total Liabilities	241,269	192,673

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: none
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share	-	-
Issued and outstanding: 123,140,000 and 119,140,000 common shares	123,140	119,140

Additional Paid-In Capital	298,708	75,258

Accumulated Deficit	(646,784)	(387,071)

Total Stockholders’ Deficit	(224,936)	(192,673)

Total Liabilities and Stockholders’ Deficit	16,333	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

4

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended February 28, 2015 $	Three months ended February 28, 2014 $

Revenues	–	–

Operating Expenses

Consulting expense	227,450	–
General and administrative	21,879	5,462
Management fees	–	3,000
Option expense on proposed property acquisition – related party	10,500	–

Total Operating Expenses	259,829	8,462

Loss Before Other Expense	(259,829)	(8,462)

Interest income	116	–

Net Loss	(259,713)	(8,462)

Net Loss per Share – Basic and Diluted	(0.00)*	(0.00)*

Weighted Average Shares Outstanding – Basic and Diluted	121,227,912	118,140,000

‘* denotes a loss of less than $(0.01).

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

5

GALA GLOBAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

From November 30, 2013 to February 28, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$
	–	–
Balance – November 30, 2013 - audit	118,140,000	118,140	(47,040)	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	23,298

Proceeds from sale of common stock	1,000,000	1,000	99,000	–	100,000

Net loss for the year	–	–	–	(278,875)	(278,875)

Balance – November 30, 2014 - audit	119,140,000	119,140	75,258	(387,071)	(192,673)

Shares issued for consulting services	4,000,000	4,000	223,450	–	227,450

Net loss for the period	–	–	–	(259,713)	(259,713)

Balance – February 28, 2015 - unaudited	123,140,000	123,140	298,708	(646,784)	(224,936)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

6

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three months Ended February 28, 2015 $	For the Three Months Ended February 28, 2014 $

Operating Activities

Net loss for the period	(259,713)	(8,462)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for consulting services	227,450	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(2,538)	5,358
Accounts receivable	(116)	–
Prepaid expense	(3,750)	–

Net Cash Used In Operating Activities	(38,667)	(3,104)

Investing Activities

Advances under loan receivable	(12,467)	-

Net Cash Used in Investing Activities	(12,467)	-

Financing Activities

Proceeds from loan payable – related party	51,134	3,000

Net Cash Provided By Financing Activities	51,134	3,000

Decrease in Cash	–	(104)

Cash – Beginning of Period	–	104

Cash – End of Period	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–
		–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

7

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

Gala Global, Inc. is continuing with its initial business plan to distribute all-natural everyday custom tailored women's clothing products from England. The Company is exploring different hemp alternatives of fabric and materials needed to produce our all new custom designed apparel.  Our new products are scheduled for launch in the latter part of 2015.

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

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.   CVI is still pursuing a resolution as of March 31, 2015.

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

8

1.

Organization and Nature of Operations (continued)

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

On February 25, 2015, Gala Global incorporated CBD Life, Inc., a California corporation.  CBD Life, Inc. is a new division whose corporate profile is for branding our CBD products. Gala Global provides committed strategy with our CBD product introduction to deliver innovated new products to the nutritional supplement market. Our CBD Life brands will provide a healthy lifestyle nutraceutical products for consumers. The Company looks to expand its interests in distribution the natural wellness sector. CDB Life division will address the demands in the global dietary supplements market

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2014, the Company has not earned revenue, has a working capital deficit of $224,936, and an accumulated deficit of $646,784. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries, Nevada incorporated Cannabis Ventures Inc. (USA) and Vancouver, British Columbia incorporated Cannabis Ventures Inc. (Canada) from the date of their acquisition by the Company effective June 26, 2014 and California incorporated CBD Life, Inc. from the date of its incorporation on February 25, 2015. All inter-company transactions and balances have been eliminated on consolidation.

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

d)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2014 included in our Form 10-K filed with the SEC.

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

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2015 and November 30,, 2014, there were no cash equivalents.

9

2.

Summary of Significant Accounting Policies (continued)

g)

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

The carrying values of the Company’s financial instruments approximate their current fair values because of their nature and the short term maturity dates or durations of these instruments.

h)

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

i)

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

j)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

k)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $nil during the three month periods ended February 28, 2015 and 2014.

l)

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

m)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three months ended February 28, 2015 and 2014, our net loss was identical to our comprehensive loss.

n)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three months ended February 28, 2015 and 2014.

o) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

10

3.

Related Party Transactions

a)

During the three month period ended February 28, 2015, the Company received advances of $51,134 (2014 - $3,000) from a shareholder of the Company to fund payment of operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended February 28, 2015, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

c)

During the three month period ended February 28, 2015, the Company paid $10,500 (2014 - $nil) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

4.

Loan Receivable

a)

On September 30, 2014, Cannabis Ventures Inc. (USA), a wholly-owned subsidiary of the Company entered into a promissory note agreement with Anthony McDonald (“McDonald”) and Globe Farmacy Inc. (“GFI”), an Arizona non-profit corporation, for $189,972. The amounts owing are unsecured, bears interest at 5% per annum, and is due on December 31, 2014.  As of November 30, 2014, the amount receivable was deemed to be uncollectible and a full impairment charge on the loan receivable has been made by the Company.  The Company is still pursuing a resolution as of March 31, 2015.

b)

On January 26, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467 to fund putting a security fence around a property Holy Smokes, LLC  owns and intends use to grow medical marijuana. Holy Smokes LLC and Gala Global LLC (an entity unrelated to the Company) have jointly applied for grow licenses in the State of Washington.  The intention is that upon receiving the grow licenses,  Holy Smokes LLC would hire the Company to install the necessary greenhouses and to manage the project once the State of Washington issued the medical marijuana license relating to this property. The Company would also have an option to acquire 50% of Gala Global LLC at that time. To date the state of Washington has not issued the necessary grow licenses and consequently the project has been delayed.  The amounts owing the promissory note are unsecured, bear interest at 10% per annum, and are due upon the closing of escrow in conjunction with our proposed transactions with Holy Smokes LLC as described above. In the event that the proposed transactions do not close, the loan will be repaid within 10 days.

5.

Loan Payable - Related Party

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

6.

Common Shares

a)

On December 2, 2014, the Company issued 1,500,000 shares of common stock with a fair value of $105,000 for consulting services.  The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

b)

On January 13, 2015, the Company issued 2,000,000 shares of common stock with a fair value of $83,000 for consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

c)

On December 2, 2014, the Company issued 500,000 shares of common stock with a fair value of $39,450 for consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

7.

Commitments

a)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marijuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in February 6, 2015. We responded on February 26, 2015 and Health Canada acknowledged receipt on February 27, 2015The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract has now been extended on a month to month basis and the Company continues to pay the property owner a nonrefundable payment of $2,500 a month while it awaits the determination from Health Canada.  There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

b)

On January 13, 2015, the Company entered into a consulting agreement with Dignitas Consulting LLC. Pursuant to the agreement, Dignitas Consulting, LLC is to provide the Company with consulting services regarding business development, acquisition strategies, and investor relations. The consultant is to be compensated through the issuance of the Company’s shares as follows:

i.

2,000,000 of the Company’s common stock issued on or about by January 13, 2015

Ii.    2,000,000 of the Company’s common stock issued on or about by May 5, 2015.

The agreement shall be effective during the period January 13, 2015 to October 31, 2015.

8.

Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to April 20, 2015, the date these condensed consolidated financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2015 $	November 31, 2014 $
Current Assets	16,333	-
Current Liabilities	241,269	192,673
Working Capital (Deficit)	(224,936)	(192,673)

Cash Flows

	Three months ended February 28, 2015 $	Three months ended February 28, 2014 $
Cash Flows from (used in) Operating Activities	(38,667)	(3,104)
Cash Flows from (used in) Investing Activities	(12,467)	-
Cash Flows from (used in) Financing Activities	51,134	3,000
Net Increase (decrease) in Cash During Period	-	(104)

Revenues

For the three months ended February 28, 2015 and 2014, the Company had $nil for revenue.

Operating Expenses

Operating expenses for the three months ended February 28, 2015 was $259,829 compared with $8,462 for the three months ended February 28, 2014.  Please see the below table for an explanation of the variances.

Three months ending:	February 28, 2015	February 28, 2014	Variance $	Variance %
Accounting/audit Fees	$13,450	$4,750	$8,700	183.1%
Consulting fees *	227,450	-	227,450	100.0%
Management Fees	-	3,000	3,000	-100.0%
Outside Service Fees	1,411	608	803	132.1%
Land Option (can)	10,500	-	10,500	100.0%
Incorporation, start-up costs for CBD Life Inc.	7,018	104	6,914	6648.1%
	$259,829	$8,462	$273,867	3236.4%

·

Consulting fees consisted mainly of the fair value of shares for consulting services related to the Company’s planned business objectives, as follows:

Tickertape Consulting and Media for $105,000 for investor relations, Paul Frank for $39,450 for director fees and Dignitas Consulting LLC for $83,000 also for investor relations.

Net Loss

Net loss for the three months ended February 28, 2015 was $259,713 and loss per share was $nil compared with a net loss of $8,462 and a net loss per share of $nil for the three months ended February 28, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2015, the Company has not earned revenue, has a working capital deficit of $224,936, and an accumulated deficit of $646,784. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cashflow from Operating Activities

During the three months ended February 28, 2015, the Company used $38,667 of cash for operating activities compared to the use of $3,104 of cash for operating activities during the three months ended February 28, 2014 for an increase of $35,563. The increase between the two periods was mainly due to the fact that the Company received financing from loans payable related party for $51,134, a substantial portion of which was used to fund our increasing operating expenditures.

Cashflow from Investing Activities

During the three months ended February 28, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467. The $12,467 was to fund putting a security fence around a property that is intended to be used to grow medical marijuana. On January 26, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467 to fund putting a security fence around a property Holy Smokes, LLC  owns and intends use to grow medical marijuana. Holy Smokes LLC and Gala Global LLC (an entity unrelated to the Company) have jointly applied for grow licenses in the State of Washington.  The intention is that upon receiving the grow licenses,  Holy Smokes LLC would hire the Company to install the necessary greenhouses and to manage the project once the State of Washington issued the medical marijuana license relating to this property. The Company would also have an option to acquire 50% of Gala Global LLC at that time. To date the state of Washington has not issued the necessary grow licenses and consequently the project has been delayed.  The amounts owing the promissory note are unsecured, bear interest at 10% per annum, and are due upon the closing of escrow in conjunction with our proposed transactions with Holy Smokes LLC as described above. In the event that the proposed transactions do not close, the loan will be repaid within 10 days.

During the three months ended February 28, 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended February 28, 2015, the Company received $51,134 by way of loans from a related party. By comparison, during the three months ended February 28, 2014, the Company received $3,000 in proceeds from financing activities from loans payable from a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events:

On April 9, 2015 Erland Olson resigned as a Director of Gala Global Inc.  He requested that the effective date be January 30, 2015 to coincide with other commitments.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No unregistered sales of equity securities were completed during the three months ended February 28, 2015 or 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended February 28, 2015 or 2014.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: April 22, 2015	/s/ George Lefevre
George Lefevre
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

