Form 10-Q
period 2015-05-31
Gala Global Inc.
filed 2015-07-30
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 27, 2015 the registrant had 129,915,000 shares of common stock outstanding.

GALA GLOBAL INC.

2

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Six Month Periods Ended May 31, 2015 and 2014

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	May 31, 2015 $	November 30, 2014 $
	(unaudited)	(audited)
ASSETS

Current Assets

Prepaid expense	125,500	–
Inventory Deposits	5,000	–
Other receivable, net of allowance of $189,973	–	–

Total Current Assets	130,500	–

Intangible asset	63,750	–

Total Assets	194,250	–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	48,960	8,038
Due to related parties	244,324	174,635
Loan payable to related party	10,000	10,000

Total Current Liabilities	303,284	192,673

Total Liabilities	303,284	192,673

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: none
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share	–	–
Issued and outstanding: 126,515,000 (unaudited) and 119,140,000 common shares as of May 31, 2015 and November 30, 2014 respectively.	126,515	119,140

Additional Paid-In Capital	396,583	75,258

Shares issuable 3,400,000 common shares (unaudited) and nil common shares as of May 31, 2015 and November 30, 2014, respectively.	111,000	–

Accumulated Deficit	(743,132)	(387,071)

Total Stockholders’ Deficit	(109,034)	(192,673)

Total Liabilities and Stockholders’ Deficit	194,250	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended May 31, 2015 $	Three months ended May 31, 2014 $	Six months ended May 31, 2015 $	Six months ended May 31, 2014 $

Revenues	–	–	–	–

Operating Expenses

Bad debt	7,182	–	7,182	–
Consulting expense – related party	12,500	–	51,950	–
Consulting expense (write back)	(17,500)	–	170,500	–
General and administrative	36,166	2,100	35,429	7,562
General and administrative – related party	22,500	–	45,000	–
Management fees	–	3,000	–	6,000
Option expense on proposed property acquisition – related party	35,500	–	46,000	–

Total Operating Expenses	96,348	5,100	356,061	13,562

Net Loss	(96,348)	(5,100)	(356,061)	(13,562)

Net Loss per Share – Basic and Diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*

Weighted Average Shares Outstanding – Basic and Diluted	124,205,860	118,140,000	122,189,180	118,140,000

‘* denotes a loss of less than $(0.01).

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Changes in Stockholders ‘Deficit

From November 30, 2013 to May 31, 2015

(unaudited)

	Common Stock		Additional Paid-In	Shares		Accumulated
	Shares	Par Value	Capital	Issuable		Deficit	Total
	#	$	$	#	$	$	$
	–	–
Balance – November 30, 2013 - audited	118,140,000	118,140	(47,040)	–	– –	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	–	–	23,298

Proceeds from sale of common stock	1,000,000	1,000	99,000	–	–	–	100,000

Net loss for the year	–	–	–	–	–	(278,875)	(278,875)

Balance – November 30, 2014 - audited	119,140,000	119,140	75,258	–	–	(387,071)	(192,673)

Shares issued for consulting services	3,500,000	3,500	184,500	–	–	–	188,000

Shares issued for consulting services – related party	1,750,000	1,750	75,200	–	–	–	76,950

Shares issued for intangible asset – related party	2,125,000	2,125	61,625	–	–	–	63,750

Shares issuable for consulting services	–	–	–	2,000,000	83,000	–	83,000

Shares issuable for extension of property option	–	–	–	1,400,000	28,000	–	28,000

Net loss for the period	–	–	–		–	(356,061)	(356,061)

Balance – May 31, 2015 - unaudited	126,515,000	126,515	396,583	3,400,000	111,000	(743,132)	(109,034)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended May 31, 2015 $	For the Six Months Ended May 31, 2014 $

Operating Activities

Net loss for the period	(356,061)	(13,562)

Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt provision	7,182	–
Shares issuable for consulting services	83,000	–
Shares issuable for extension of property option – related party	28,000	–
Shares issued for consulting services	188,000	–

Shares issued for consulting services – related party	76,950	–
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	40,922	(5,675)
Prepaid expense	(125,500)	–
Inventory deposit	(5,000)	–
Due to related party	–	(5,000)

Net Cash Used In Operating Activities	(62,507)	(24,237)

Investing Activities
Advances under note receivable	(12,467)	–
Repayment of note receivable	5,285	–

Net Cash Used In Investing Activities	(7,182)	–

Financing Activities

Proceeds from loan payable – related party	-	10,000
Due to related party **	69,689	14,133

Net Cash Provided By Financing Activities	69,689	24,133

Decrease in Cash	–	(104)

Cash – Beginning of Period	–	104

Cash – End of Period	–	–

Non-cash Investing and Financing Activities:

Shares issued for intangible assets	63,750	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–
		–

** All expenses were paid on the Company’s behalf from funds loaned by a related party.

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2015 and 2014

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

Gala Global, Inc., since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. GALA Global, Inc. currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations

Gala Global, Inc.’s services include the development of cannabinoid based health and wellness products; the management and consulting of licensed marijuana cultivation facilities the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.   CVI is still pursuing a resolution as of May 31, 2015.

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

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2015 and 2014

(unaudited)

1.

Organization and Nature of Operations (continued)

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis and as of May the Company continues to pay the property owner a reduced nonrefundable payment of $2,500 a month while it awaits the determination from Health Canada. There is no guarantee that the property owner will continue to extend the term of the Contract or that the Company will be successful in obtaining a license from Health Canada. Moreover as at the date of this report, the Company does not have the funds to complete the purchase of the property nor is there any guarantee that it will be able to raise the required funding.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock with a fair value of $28,000 non-refundable consideration to extend the purchase option on the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner. Refer to Note 8(b).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in May 11, 2015. We responded on May 28, 2015 and Health Canada acknowledged receipt on May 29, 2015.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2015, the Company has not earned revenue, has a working capital deficit of $172,784, and an accumulated deficit of $743,132. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries, Nevada incorporated Cannabis Ventures Inc. (USA), Vancouver, British Columbia incorporated Cannabis Ventures Inc. (Canada), California incorporated CBD Life, Inc, from the date of their acquisition by the Company effective June 26, 2014. All inter-company transactions and balances have been eliminated on consolidation.)

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

d)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2014 included in our Form 10-K filed with the SEC.

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

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2015 and November 30, 2014, there were no cash equivalents.

g)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2015 and 2014

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

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

i)

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

j)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $nil during the three and six month periods ended May 31, 2015 and 2014.

k)

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

m)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities of integrated operations and other monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date.  Non-monetary assets and liabilities are translated at historical rates.  Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset.  The result exchange gains or losses are recognized our statements of operations.

n)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and six months ended May 31, 2015 and 2014.

o) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2015 and 2014

(unaudited)

3.

Intangible Asset

In April 2015, the Company incurred costs relating to the commencement of a patent application process for a fair value of $63,750.  Refer to Note 6(d).

4.

Related Party Transactions

a)

During the three and six months ended May 31, 2015, the Company received advances of $18,555 (May 31, 2014 - $nil) and $69,689 (May 31, 2014 - $14,133) from a shareholder of the Company to fund payment of operating expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

On May 19, 2015, the Company issued 1,250,000 (May 31, 2014 - nil) shares to the President of the Company with a fair value of $37,500 (May 31, 2014 - $nil) for consulting services. Refer to Note 6(e).

c)

On March 29, 2015, the Company entered into a consulting agreement with the President of the Company. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the President of the Company every six months as compensation. Either party may terminate the agreement by providing written thirty days notice.

d)

During the year ended November 30, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

During the three and six months ended May 31, 2015, the Company paid $7,500 (May 31, 2014 - $nil) and 18,000 (May 31, 2014 - $nil) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of a non-refundable deposit towards the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner. Refer to Note 8(b).

e)

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

f)

On December 16, 2014, the Company issued 500,000 common shares to a director of the Company for consulting services.  Refer to Note 6(c).  Mr. Frank resigned as a director of the Company.

g)

On April 23, 2015, the Company issued 2,125,000 to a director of the Company for consulting fees.  Refer to Note 6(d).  Mr. Anderson has resigned as a director.  The shares were issued for continuing consulting services to be performed.

5.

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

b)

On January 26, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467 to assist Holy Smokes, LLC in completing its agreement to sell 50% of equity with Gala Global, LLC. The amounts owing are unsecured, bears interest at 10% per annum, and is due upon the closing of escrow in conjunction with borrowers’ transactions with Gala Global, LLC. During the period ended May 31, 2015, the Company received a repayment of $5,385 and deemed the remaining balance to be uncollectible. In May 2015, The Company recognized an impairment charge of $7,182 on the loan receivable for uncollectible principal and interest.

6.

Common Shares

a)

On January 6, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $105,000 for advertising consulting services for a six month term.  The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

b)

On January 15, 2015, the Company issued 2,000,000 shares of common stock with a fair value of $83,000 as partial compensation for business development consulting services. The agreement is effective until October 31, 2015. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. As of May 31, 2015, 2,000,000 shares of common stock with a fair value of $83,000 remain as shares issuable to the consultant as compensation.

c)

On January 22, 2015, the Company issued 500,000 shares of common stock with a fair value of $39,450 to a former Director for marketing consulting services. During the period ended May 31, 2015, the Director had resigned from the Company and the agreement has been mutually terminated. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

d)

On April 23, 2015, the Company issued 2,125,000 shares of common stock with a fair value of $63,750 to a former Director for consulting services relating to patent applications. The agreement is effective until the completion of the initial filing for the patent related to the Cannabidiol Thin Film Strip. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 7(d).

e)

On May 9, 2015, the Company entered into an addendum pursuant to a contract to acquire certain property in Vancouver, Canada. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of a non-refundable payment to further extend the Company’s option to acquire the property. As at May 31, 2015, 1,400,000 common shares with a fair value of $28,000 are issuable to the property owner. Refer to Note 7(a).

f)

On May 19, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $37,500 to the President of the Company for general consulting services and as part of his March 29, 2015 contract. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the President every six months as compensation. Either party may terminate the agreement by providing written thirty days notice. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 7(c).

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2015 and 2014

(unaudited)

7.

Commitments and Contingencies

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

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of non-refundable consideration to extend the option to acquire the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner. Refer to Note 8(b).

b)

On January 13, 2015, the Company entered into a consulting agreement with Dignitas Consulting LLC (“Dignitas”). Pursuant to the agreement, Dignitas Consulting, LLC is to provide the Company with consulting services regarding business development, acquisition strategies, and investor relations. The consultant is to be compensated through the issuance of the Company’s shares as follows:

·

2,000,000 of the Company’s common stock issued on or about by January 15, 2014 (issued)

·

2,000,000 of the Company’s common stock issued on or about by May 5, 2015.

The agreement shall be effective during the period January 13, 2015 to October 31, 2015.  On May 5, 2015, the 2,000,000 shares issuable to Dignitas has not been issued pending completion of consulting services by Dignitas to the Company.

a)

On March 29, 2015, the Company entered into a consulting agreement with the President of the Company. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the President of the Company every six months as compensation. Either party may terminate the agreement by providing written thirty days notice.

b)

On April 23, 2015, the Company entered into a consulting agreement with a consultant for the completion of a patent application. Either party may terminate the agreement by providing written thirty days notice. The Consultant shall receive the following as compensation:

·

2,125,000 common stock upon execution of the agreement (issued)

·

2,125,000 common stock upon filing of the first US patent application

8.

Subsequent Events

a)

On June 15, 2015, the Company entered into a consulting agreement with a director of the Company for services relating to the formation and development of business contacts. The Company is to issue 1,250,000 shares of common stock to the consultant as part of compensation. 625,000 shares of common stock are to be issued upon execution of the agreement, and 625,000 shares of common stock are to be issued six months from the date of the agreement.

b)

On June 16, 2015, the Company issued 1,400,000 shares of common stock pursuant to the contract dated in May of 2014 to acquire certain property in Vancouver, Canada. Refer to Note 7(a).

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 to the date these condensed consolidated financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2015 $	November 31, 2014 $
Current Assets	130,500	-
Current Liabilities	303,284	192,673
Working Capital (Deficit)	(172,784)	(192,673)

Cash Flows

	Six months ended May 31, 2015 $	Six months ended May 31 2014 $
Cash Flows from (used in) Operating Activities	(62,507)	(24,237)
Cash Flows from (used in) Investing Activities	(7,182)	-
Cash Flows from (used in) Financing Activities	69,689	24,133
Net Increase (decrease) in Cash During Period	-	(104)

Revenues

During the three and six months ended May 31, 2015 and 2014, the Company has not earned any revenues and has not earned any revenues since its inception on March 15, 2010.

Operating Expenses

Three Months Ended May 31, 2015 and 2014

During the three months ended May 31, 2015, the Company incurred operating expenses of $96,348 compared with $5,100 during the three months ended May 31, 2014.  The increase in the current period is due to an increase of $56,566 in general and administrative expenses due to various professional fees and administrative costs related to an overall increase in operating activity, $35,500 in option payments on the proposed property acquisition, and offset by a net decrease of $5,000 in consulting expense relating to the reclassification of consulting expenses as a prepaid expense.

Six Months Ended May 31, 2015 and 2014

During the six months ended May 31, 2015, the Company incurred operating expenses of $356,061 compared with $13,562 during the six months ended May 31, 2014.  The increase in the current period is due to consulting expense of $222,450 relating to business development and marketing, an increase of $72,867 in general and administrative expenses due to various professional fees and administrative costs related to an overall increase in operating activity, and $46,000 in option payments on the proposed property acquisition.

Net Loss

During the three months ended May 31, 2015, the Company incurred a net loss of $96,348 and a net loss per share of $0.00 compared with a net loss of $5,100 and a net loss per share of $0.00 for the three months ended May 31, 2014 due to the factors discussed above.

During the six months ended May 31, 2015, the Company incurred a net loss of $356,061 and a net loss per share of $0.00 compared with a net loss of $13,562 and a net loss per share of $0.00 for the six months ended May 31, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2015, the Company has not earned revenue, has a working capital deficit of $172, 784, and an accumulated deficit of $743,132. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cashflow from Operating Activities

During the six months ended May 31, 2015, the Company used $62,507 of cash in operating activities compared to the use of $24,237 of cash for operating activities during the six months ended May 31, 2014 for an increase of $38,270 in cash used in operating activities. The increase between the two periods was mainly due to the increase in the six month operation loss of $342,499 offset by shares issued for consulting services.

Cashflow from Investing Activities

On January 26, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467 to assist Holy Smokes, LLC in completing its agreement to sell 50% of equity with Gala Global, LLC. The amounts owing are unsecured, bears interest at 10% per annum, and is due upon the closing of escrow in conjunction with borrowers’ transactions with Gala Global, LLC. During the period ended May 31, 2015, the Company received a repayment of $5,385 and deemed the remaining balance to be uncollectible. The Company recognized an impairment charge of $7,182 on the loan receivable for uncollectible principal and interest.

Cashflow from Financing Activities

During the six months ended May 31, 2015, the Company received $69,689 by way of loans from a related party. By comparison, during the six months ended May 31, 2015, the Company received $24,133 in total proceeds from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On June 15, 2015, the Company entered into a consulting agreement with a director of the Company for services relating to the formation and development of business contacts. The Company is to issue 1,250,000 shares of common stock to the consultant as part of compensation. 625,000 shares of common stock are to be issued upon execution of the agreement, and 625,000 shares of common stock are to be issued six months from the date of the agreement.

On June 16, 2015, the Company issued 1,400,000 shares of common stock pursuant to a contact relating to the acquisition of certain property in Vancouver, Canada.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of May 31, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 31, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the six months ended May 31, 2015, 3,375,000 shares of common stock were issued for consulting services.  No unregistered sales of equity securities were completed during the six months ended May 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the six months ended May 31, 2015 or 2014.

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

GALA GLOBAL INC. (REGISTRANT)

Date: July 30, 2015	/s/ Harold A. Milburn
Harold A. Milburn
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

