Form 10-Q
period 2015-08-31
Gala Global Inc.
filed 2015-10-20
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 20, 2015 the registrant had 130,047,353 shares of common stock outstanding.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Nine Month Periods Ended August 31, 2015 and 2014

2

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

	August 31, 2015 $	November 30, 2014 $
	(unaudited)	(audited)
ASSETS

Current Assets

Prepaid expense	51,117	–

Total Current Assets	51,117	–

Intangible asset	63,750	–

Total Assets	114,867	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	83,550	8,038
Due to related parties	253,159	174,635
Loan payable to related party	52,000	10,000

Total Current Liabilities	388,709	192,673

Total Liabilities	388,709	192,673

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: none	–	–

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 130,047,353 (unaudited) and 119,140,000 common shares as of August 31, 2015 and November 30, 2014 respectively.	130,047	119,140

Additional paid-in capital	463,918	75,258

Shares issuable, 2,000,000 (unaudited) and nil common shares as of August 31, 2015 and November 30, 2014, respectively	83,000	–

Deficit accumulated	(950,807)	(387,071)

Total Stockholders’ Deficit	(273,842)	(192,673)

Total Liabilities and Stockholders’ Deficit	114,867	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

3

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended August 31, 2015 $	Three months ended August 31, 2014 $	Nine months ended August 31, 2015 $	Nine months ended August 31, 2014 $

Revenues	–	–	–	–

Operating Expenses

Bad debt	–	–	7,182	–
Consulting expense – related party	95,834	–	147,784	–
Consulting expense	67,900	–	238,400	–
General and administrative	18,824	14,986	54,253	28,548
General and administrative – related party	22,500	–	67,500	–
Management fees	–	6,000	–	6,000
Option expense on proposed property acquisition - related party	2,500	16,000	48,500	16,000

Total Operating Expenses	207,558	36,986	563,619	50,548

Loss Before Other Expenses	(207,558)	(36,986)	(563,619)	(50,548)

Interest Expense	(117)	–	(117)	–

Net Loss	(207,675)	(36,986)	(563,736)	(50,548)
Net Loss per Share – Basic and Diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*
Weighted Average Shares Outstanding – Basic and Diluted	127,952,563	118,140,000	124,473,845	118,140,000

* Denotes a loss of less than $0.01 per share

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

4

GALA GLOBAL INC.

Statements of Changes in Stockholders’ Deficit

From November 30, 2013 to August 31, 2015

	Common Stock		Additional Paid-In	Shares		Accumulated
	Shares	Par Value	Capital	Issuable		Deficit	Total
	#	$	$	#	$	$	$

Balance – November 30, 2013 - audited	118,140,000	118,140	(47,040)	–	– –	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	–	–	23,298

Proceeds from sale of common stock	1,000,000	1,000	99,000	–	–	–	100,000

Net loss for the year	–	–	–	–	–	(278,875)	(278,875)

Balance – November 30, 2014 - audited	119,140,000	119,140	75,258	–	–	(387,071)	(192,673)

Shares issued for consulting services	3,500,000	3,500	184,500	–	–	–	188,000

Shares issued for consulting services – related party	3,882,353	3,882	115,935	–	–	–	119,817

Shares issued for intangible asset - related party	2,125,000	2,125	61,625	–	–	–	63,750

Shares issued for option payment	1,400,000	1,400	26,600	–	–	–	28,000

Shares issuable for consulting services	–	–	–	2,000,000	83,000	–	83,000

Net loss for the period	–	–	–		–	(563,736)	(563,736)

Balance – August 31, 2015 - unaudited	130,047,353	130,047	463,918	2,000,000	83,000	(950,807)	(273,842)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

5

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended August 31, 2015 $	For the nine months ended August 31, 2014 $

Cash Flow Provided By (Used In) Operating Activities

Net loss for the period	(563,736)	(50,548)

Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt provision	7,182	–
Shares issuable for consulting services	83,000	–
Shares issued for consulting services	188,000	–
Shares issued for consulting services - related party	119,817	–
Shares issued for extension of property option - related party	28,000	–

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	75,512	(2,909)
Prepaid expenses	(51,117)	–

Net Cash Used In Operating Activities	(113,342)	(53,457)

Cash Flow Provided By (Used In) Investing Activities

Advances under note receivable	(12,467)	–
Repayment of note receivable	5,285	-
Investment in joint venture	–	(52,972)

Net Cash Used In Investing Activities	(7,182)	(52,972)

Cash Flow Provided By (Used In) Financing Activities

Proceeds from related party	83,524	91,325
Repayment to related party	(5,000)	(5,000)
Proceeds from note payable – related party	42,000	10,000

Net Cash Provided By Financing Activities	120,524	106,325

Net decrease in Cash	–	(104)

Cash – Beginning of Period	–	104

Cash – End of Period	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Forgiveness of related party debt	–	23,298
Shares issued for compensation to a related party	14,117	–
Shares issued for intangible assets	63,750	–

** All expenses were paid on the Company’s behalf from funds loaned by a related party

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

6

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months ended August 31, 2015 and 2014

(unaudited)

1.

Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provide garment tailoring and alteration services..

On May 19, 2014, a change in control of the Company occurred when IDG Ventures Ltd. sold all of its 3,547,000 common shares, representing 60.04% of our issued and outstanding common shares, in a private share purchase transaction to Messrs Haas, Lefevre and Naccarato.

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

Gala Global, Inc. is continuing with its initial business plan to distribute all-natural everyday custom tailored women's clothing products from England. The Company is exploring different hemp alternatives of fabric and materials needed to produce our all new custom designed apparel.  Our new products are still scheduled for launch in the latter part of 2015.

Gala Global, Inc., since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. Gala Global, Inc. currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. Gala Global, Inc.  is also seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

Gala Global, Inc.’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures Inc. (USA) (“CVI”)

In September 2014, CVI entered into a promissory note agreement with Globe Farmacy, Inc., an Arizona non-profit corporation (“GFI”), to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under the promissory note, which is unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective December 31, 2014.   CVI is still pursuing a resolution as of August 31, 2015.

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

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a non-refundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis at a reduced $2,500 a month payment while it awaited the determination from Health Canada.  In addition to the non-refundable payment of $2,500 a month to extend the Contract, the Company issued 1,400,000 shares of common stock with a fair value of $28,000 on June 16, 2015 as a non-refundable consideration to extend the purchase option on the property. Refer to Note 8(b).

During the period ended June 30, 2015, as a result of the continued delays by Health Canada, the Company discontinued with the licensing process and the contract has been terminated.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2014, the Company has not generated any revenue since its inception, has a working capital deficit of $337,592, and an accumulated deficit of $950,807. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cannabis Ventures Inc (USA), Cannabis Ventures Inc (Canada), and CBD Life, Inc. All inter-company transactions and balances have been eliminated on consolidation.

7

2.

Summary of Significant Accounting Policies (continued)

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2014 included in our Form 10-K filed with the SEC.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2015 and November 30, 2014, there were no cash equivalents.

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

i)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $nil during the three and nine months ended August 31, 2015 and 2014.

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

k)

Comprehensive Loss

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Our comprehensive loss was identical to our net loss for the three and nine month periods ended August 31, 2015 and 2014.

8

2.

Summary of Significant Accounting Policies (continued)

l)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar.  Monetary assets and liabilities of integrated operations and other monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date.  Non-monetary assets and liabilities are translated at historical rates.  Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset.  The resulting exchange gains or losses are recognized in the statements of operations.

m)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and nine months ended August 31, 2015 and 2014.

n)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Intangible Asset

In April 2015, the Company incurred costs relating to the commencement of a patent application process for the Cannabidiol Thin Film Strip at a fair value of $63,750.  Refer to Notes 7(d) and 8(c).

4.

Related Party Transactions

a)

During the three and nine months ended August 31, 2015, the Company received advances of $13,416 (August 31, 2014 - $87,192) and $83,524 (August 31, 2014 - $91,325) from a shareholder of the Company to fund payment of operating expenditures. During the three and nine months ended August 31, 2015, the Company made repayments of $5,000 (August 31, 2014 - $5,000) to this shareholder. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the three and nine months ended August 31, 2015, the Company incurred $nil (August 31, 2014 - $nil) and $nil (August 31, 2014 - $6,000), respectively, in management fees to the former President and Director of the Company.

c)

On August 31, 2015, the Company issued 882,353 (August 31, 2014 - nil) shares of common stock to the former President of the Company with a fair value of $14,117 (August 31, 2014 - $nil) as settlement for his outstanding compensation.

d)

On August 31, 2015, the Company issued 625,000 (August 31, 2014 - nil) shares of common stock to the CEO of the Company with a fair value of $17,500 (August 31, 2014 - $nil) for consulting services relating to the cannabis industry. Refer to Note 7(h).

e)

On July 28, 2015, the Company issued 625,000 (August 31, 2014 - nil) shares of common stock to a director of the Company with a fair value of $11,250 (August 31, 2014 - $nil) for services. Refer to Note 7(g).

f)

On March 29, 2015, the Company entered into a consulting agreement with the President of the Company. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock with a fair value of $37,500 to the President every six months as compensation, a portion of which is in prepaid expenses. On May 19, 2015, the Company issued the 1,250,000 common shares.  As of August 31, 2015, there was an unamortized remaining balance of $6,250. On September 3, 2015, the consulting agreement was terminated due to the President’s resignation.  Refer to Note 9.

g)

During the year ended November 30, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”) from a director of CVI Canada. It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of a non-refundable deposit towards the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner.

During the three and nine months ended May 31, 2015, the Company paid $2,500 (August 31, 2014 - $nil) and $38,000 (August 31, 2014 - $nil) under the terms of the Contract to purchase property in Vancouver.   During the period ended June 30, 2015, the Contract was terminated.

h)

During the three and nine months ended August 31, 2014, the former President and Director of the Company forgave all amounts outstanding totaling $23,298 which was recorded against additional paid-in capital.

i)

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

j)

On July 29, 2015, the Company issued a $42,000 promissory note to a significant shareholder of the Company. Under the terms of the note, the amount is unsecured, bears interest at 3% per annum, and due in 180 days from the date of issuance

5.

Loan Receivable

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

b)

On January 26, 2015, the Company entered into a promissory note agreement with Holy Smokes, LLC for $12,467 to assist Holy Smokes, LLC in completing its agreement to sell 50% of equity with Gala Global, LLC. The amounts owing are unsecured, bears interest at 10% per annum, and is due upon the closing of escrow in conjunction with borrowers’ transactions with Gala Global, LLC. During the period ended August 31, 2015, the Company received a repayment of $5,385 and deemed the remaining balance to be uncollectible. The Company recognized an impairment charge of $7,182 on the loan receivable for uncollectible principal and interest.

9

6.

Loan Payable – Related Party

a)

On March 20, 2014, the Company issued a $10,000 promissory note to a shareholder of the Company.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due on demand.

b)

On July 29, 2015, the Company issued a $42,000 promissory note to a significant shareholder of the Company. Under the terms of the note, the amount is unsecured, bears interest at 3% per annum, and due in 180 days from the date of issuance.

7.

Common Shares

a)

On January 6, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $105,000 for advertising consulting services for a six month term.  The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

b)

On January 15, 2015, the Company entered into a consulting agreement with a fair value of $166,000 for business development consulting services in exchange for 4,000,000 shares of common stock. Upon execution of the contract, the Company issued 2,000,000 shares of common stock as partial compensation. The agreement is effective until October 31, 2015. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. As of August 31, 2015, a final installment of 2,000,000 shares of common stock with a fair value of $83,000 remain as shares issuable to the consultant as compensation, of which $49,800 has been expensed for services rendered and $33,200 has been included in prepaid expense for future services    The final installment of shares will be issued upon completion of the agreed upon performance.  Refer to Note 8(b).

c)

On January 22, 2015, the Company issued 500,000 shares of common stock with a fair value of $39,450 to a former Director for marketing consulting services. On May 6, 2015, the Director had resigned from the Company and the agreement was mutually terminated. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

d)

On April 23, 2015, the Company issued 2,125,000 shares of common stock with a fair value of $63,750 to a former Director for consulting services relating to patent applications. The agreement is effective until the completion of the initial filing for the patent related to the Cannabidiol Thin Film Strip. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 8(c).

e)

On May 9, 2015, the Company entered into an addendum pursuant to a contract to acquire certain property in Vancouver, Canada. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of a non-refundable payment to further extend the Company’s option to acquire the property. On June 16, 2015, the Company issued 1,400,000 shares of common stock with a fair value of $28,000. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 8(a).

f)

On May 19, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $37,500 to the former President of the Company for general consulting services and as part of his March 29, 2015 contract. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the President every six months as compensation. Either party may terminate the agreement by providing written thirty days’ notice. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

g)

On July 28, 2015, the Company issued 625,000 shares of common stock with a fair value of $11,250 to a director of the Company for services relating to the formation and development of business contacts and as part of his June 15, 2015 consulting agreement. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the consultant as part of compensation. 625,000 shares of common stock are to be issued upon execution of the agreement, and 625,000 shares of common stock are to be issued six months from the date of the agreement. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 8(d).

h)

On August 31, 2015, the Company issued 625,000 shares of common stock with a fair value of $17,500 to the CEO of the Company for consulting services relating to the cannabis industry and as part of his June 29, 2015 consulting agreement. Pursuant to the agreement, the Company shall issue 625,000 shares of common stock to the consultant upon execution of the agreement and every six months thereafter as compensation. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement, of which $5,833 has been recorded as consulting expense and $11,667 has been recorded as prepaid expense for future services. Refer to Note 8(e).

i)

On August 31, 2015, the Company issued 882,353 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation and as part of his September 3, 2015 settlement agreement. Pursuant to the agreement, the Company shall pay $4,300 in expense reimbursement and issue 882,353 shares of common stock to the former President as settlement. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.  Refer to Note 9.

10

8.

Commitments

a)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It is the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marijuana for Medical Purposes Regulations). The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada.  During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in the consolidated statement of operations.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock as part of a non-refundable option payment towards the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner.

During the period ended August 31, 2015, the Company discontinued its application with Health Canada and terminated its participation in the Contract.

b)

On January 13, 2015, the Company entered into a consulting agreement with Dignitas Consulting LLC. Pursuant to the agreement, Dignitas Consulting, LLC is to provide the Company with consulting services regarding business development, acquisition strategies, and investor relations. The consultant is to be compensated through the issuance of the Company’s shares as follows:

·

2,000,000 of the Company’s common stock issued on or about by January 15, 2014 (issued)

·

2,000,000 of the Company’s common stock issued on or about by May 5, 2015 (issuable, and will be issued once services have been provided by Dignitas).

The agreement shall be effective during the period January 13, 2015 to October 31, 2015.

a)

On April 23, 2015, the Company entered into a consulting agreement with a consultant and former director of the Company for the completion of a patent application. Either party may terminate the agreement by providing written thirty days’ notice. The Consultant shall receive the following as compensation:

·

2,125,000 common stock upon execution of the agreement (issued)

·

2,000,000 common stock upon filing of the first US patent application

a)

On June 15, 2015, the Company entered into a consulting agreement with a director for services relating to the formation and development of business contacts. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the consultant as part of compensation. 625,000 shares of common stock are to be issued upon execution of the agreement (issued), and 625,000 shares of common stock are to be issued six months from the date of the agreement.

b)

On June 29, 2015, the Company entered into a consulting agreement with the CEO of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company shall issue 625,000 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation.

9.

Subsequent Events

a)

On September 3, 2015, the President and Chief Executive Officer of the Company resigned.  As part of the settlement agreement, the Company paid $4,300 and issued 882,353 common shares with a fair value of $14,117 to settle amounts owing of $27,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 to the date these condensed consolidated financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2015 $	November 31, 2014 $
Current Assets	51,117	-
Current Liabilities	388,709	192,673
Working Capital (Deficit)	(337,592)	(192,673)

Cash Flows

	Nine months ended August 31, 2015 $	Nine months ended August 31 2014 $
Cash Flows from (used in) Operating Activities	(113,342)	(53,457)
Cash Flows from (used in) Investing Activities	(7,182)	(52,972)
Cash Flows from (used in) Financing Activities	120,524	106,325
Net Increase (decrease) in Cash During Period	-	(104)

Revenues

During the three and nine months ended August 31, 2015 and 2014, the Company has not earned any revenues and has not earned any revenues since its inception on March 15, 2010.

Operating Expenses

Three Months Ended August 31, 2015 and 2014

During the three months ended August 31, 2015, the Company incurred operating expenses of $207,558 compared with $36,986 during the three months ended August 31, 2014.  The increase in the current period is due to an increase of $163,734 in consulting expense to third parties and related parties relating to business development and marketing services to the Company in exchange for the issuance of common shares, and an increase of $26,338 of general and administrative expenses due to various professional fees and administrative costs related to an overall increase in operating activity.  Increases were offset by a decrease of $13,500 in option payments for a property acquisition in British Columbia, Canada as the Company terminated the agreement during the period and stopped further payments.

Nine Months Ended August 31, 2015 and 2014

During the nine months ended August 31, 2015, the Company incurred operating expenses of $563,619 compared with $50,548 during the nine months ended August 31, 2014.  The increase in the current period is due to consulting expense of $386,184 relating to business development and marketing that was paid through the issuance of common shares, an increase of $93,205 in general and administrative expenses due to various professional fees and administrative costs related to an overall increase in operating activity, and an increase of $32,500 in option payments on the proposed property acquisition.

Net Loss

During the three months ended August 31, 2015, the Company incurred a net loss of $207,675 and a net loss per share of $0.00 compared with a net loss of $36,986 and a net loss per share of $0.00 for the three months ended August 31, 2014 due to the factors discussed above.

During the nine months ended August 31, 2015, the Company incurred a net loss of $563,736 and a net loss per share of $0.00 compared with a net loss of $50,548 and a net loss per share of $0.00 for the nine months ended August 31, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2015, the Company has not earned revenue, has a working capital deficit of $337,592, and an accumulated deficit of $950,807. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cashflow from Operating Activities

During the nine months ended August 31, 2015, the Company used $113,342 of cash in operating activities compared to the use of $53,457 of cash for operating activities during the nine months ended August 31, 2014 for an increase of $59,885 in cash used in operating activities. The increase in cash used for operating activities is due to an increase in the overall operating activity of the Company compared to prior year.

Cashflow from Investing Activities

During the nine months ended August 31, 2015, the Company used $7,182 of cash for investing activities compared with $52,972 during the nine months ended August 31, 2014.  The decrease in the use of cash is due to the fact that the Company invested $52,972 in a proposed joint venture in the prior year and did not have similar activities during the current year.

Cashflow from Financing Activities

During the nine months ended August 31, 2015, the Company received $120,524 of cash from financing activities compared with $106,325 during the nine months ended August 31, 2014.  During the year, the Company received $125,524 from related parties offset by payments of $5,000 to a related party.  During the prior year, the Company received $101,325 from related parties offset by payments of $5,000 to a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On September 3, 2015, the President and Chief Executive Officer of the Company resigned.  As part of the settlement agreement, the Company paid $4,300 and issued 882,353 common shares with a fair value of $14,117 to settle amounts owing of $27,000.

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

As of August 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 31, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the nine months ended August 31, 2015, 6,907,353 shares of common stock were issued for consulting services.  No unregistered sales of equity securities were completed during the nine months ended August 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the nine months ended August 31, 2015 or 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Mr. Harold A. Milburn resigned as an officer and director with the Company effective as of September 21, 2015.  The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On September 21, 2015, Mr. Calvin Frye was appointed as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer and Chief Financial Officer.

In addition on September 21, 2015, Ms. Allison Hess was appointed as a member of the Company’s Board of Directors and as the Company’s President, Secretary and Treasurer.

A Form 8-K was filed on September 21, 2015

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

GALA GLOBAL INC.
(REGISTRANT)

Date: October 20, 2015	/s/ Calvin Frye
Calvin Frye
Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

