Form 10-K
period 2015-11-30
Gala Global Inc.
filed 2016-03-22
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

As of January 27, 2016 the registrant’s outstanding stock consisted of 136,922,353 common shares.

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

The Company, since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

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

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a non-refundable payment of $4,000 per month and this expense has been recognized in our statement of operations. The Contract was extended on a month to month basis and the Company paid the property owner a reduced non-refundable payment of $2,500 per month while it awaits the determination from Health Canada.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In addition to the non-refundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400,000 shares of common stock with a fair value of $28,000 non-refundable consideration to extend the purchase option on the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner. During the period ended August 31, 2015, the Company decided to discontinue extending the purchase options.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The Company subsequently discontinued with the licensing process.

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

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2015 or 2014. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 2.  Description of Property

We do not currently own any property or real estate of any kind. Our mailing address located at 2780 South Jones Blvd. #3725, Las Vegas, Nevada 89146.  We currently do not maintain an office at this time and have no need of a dedicated office at this stage of our business plan.

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

Period	High	Low
Fiscal 2015
First Quarter ended February 28, 2015	$0.09	$0.31
Second Quarter ended May 31, 2015	$0.05	$0.17
Third Quarter ended August 31, 2015	$0.03	$0.01
Fourth Quarter ended November 30, 2015	$0.02	$0.01

Fiscal 2014
First Quarter ended February 28, 2014	$0.18	$0.18
Second Quarter ended May 31, 2014	$0.18	$0.18
Third Quarter ended August 31, 2014	$0.18	$0.10
Fourth Quarter ended November 30, 2014	$0.18	$0.00

Number of Holders

As of November 30, 2015, the 130,047,353 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2015 and 2014. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock transactions for the year ended November 30, 2015:

(a)

On January 6, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $105,000 for advertising consulting services.  The fair value of the shares of shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(b)

On January 15, 2015, the Company issued 2,000,000 shares of common stock with a fair value of $83,000 for business development consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s shares of common stock on the date of the agreement.

(c)

On January 22, 2015, the Company issued 500,000 shares of common stock with a fair value of $39,450 to a former director of the Company for marketing consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(d)

On April 23, 2015, the Company issued 2,125,000 shares of common stock with a fair value of $63,750 to a former director of the Company for consulting services relating to patent applications. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(e)

On June 16, 2015, the Company issued 1,400,000 shares of common stock with a fair value of $28,000 as part of a non-refundable payment to further extend the Company’s option to acquire certain property in Vancouver, Canada. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(f)

On May 19, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $37,500 to the former President of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(g)

On July 28, 2015, the Company issued 625,000 shares of common stock with a fair value of $11,250 to a director of the Company for services relating to the formation and development of business contacts. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(h)

On August 31, 2015, the Company issued 625,000 shares of common stock with a fair value of $17,500 to the Chief Executive Officer of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(i)

On August 31, 2015, the Company issued 882,353 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation of $12,882. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

Stock transactions for the year ended November 30, 2014:

(a)

On September 2, 2014, the Company issued 1,000,000 shares of common stock at $0.10 per share for proceeds of $100,000.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net losses of $679,466 and $278,875, respectively, for the fiscal years ended November 30, 2015 and November 30, 2014. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal years ended November 30, 2015 and 2014, the Company recognized revenue of $1,592 and $nil, respectively.

Operating Expenses

Operating expenses for the year ended November 30, 2015 were $616,074 compared with $88,903 for the year ended November 30, 2014. A summary of the operating expenses are as follows:

Analysis of Operating Expenses

	November 30,	November 30,	Variance
Operating Expense	2015	2014	$	%

Bad debts	$182	-	$182	N/A
Consulting fees	$433,508	-	$433,508	N/A
Land Purchase Option	$48,500	$28,000	$20,500	73.2%
Management Fees	-	$6,000	$(6,000)	(100)%
Professional Fees	$98,900	$25,054	$73,846	294.7%
Overhead and Administration	$21,861	$23,905	($2,044)	(8.6)%
Transfer Agent and Filing Fees	$13,123	$5,944	$7,179	120.8%

	$616,074	$88,903	$527,171	598%

Overall, the increase in operating expenses was partially due to the Company making payments of $20,500 more than in prior year in respect of our proposed purchase of property in Canada. There was also an increase in consulting fees of $433,508 relating to the fair value of common stock issued to officers and consultants of the Company in regards to license filing consulting work and general advisory services in regards to the cannabis industry. Additionally, the Company saw an increase in professional fees of $73,846 relating to the Company’s accounting, audit, and legal fees that were incurred as part of the SEC filing process. The Company had a minor decrease of $2,044 in overhead and administration expense, and a minor increase of $7,179 in transfer agent and filing fees relating to costs incurred with respect to shares issued for consulting services during the year.

Impairment of Loan Receivable

During the year ended November 30, 2015 we recognized an impairment expense of $nil (2014 - $189,972) in respect of funds we had advanced under a promissory note to Global Farmacy, Inc (“GFI”).

In September 2014, CVI entered into a promissory note agreement with GFI, an Arizona non-profit corporation, to finance a potential cultivation project. CVI has advanced funds of $189,972 to GFI under a promissory note which is unsecured, bears interest at 5% per annum and was due on December 31, 2014. As GFI was delinquent in performing certain obligations under the terms of the promissory note and our ability to recover this advance is currently uncertain, we have a provided in full against the value of this promissory note and recognized an impairment expense of $189,972 effective November 30, 2014.

Impairment of Intangible Assets

During the year ended November 30, 2015, we issued common stock with a fair value of $63,750 to a former officer of the Company in regards to the filing of an application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). We subsequently discontinued with the licensing process and therefore impaired the costs of the shares that were capitalized as intangible assets.

Forgiveness of Debt

During the year ended November 30, 2015, we entered into a settlement of debt agreement with a former officer of the Company. Pursuant to the agreement, we paid $4,300 to settle debt of $12,883, therefore recognizing forgiveness of debt of $8,283 in additional paid-in capital.

Net Loss

Net loss for the year ended November 30, 2015 was $679,466 or $(0.01) loss per share compared with a net loss of $278,875 or $(0.00) loss per share for the year ended November 30, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2015, the Company had recognized revenue of $1,592 due to the sale of Vape Mods, has a working capital deficit of $463,989 and an accumulated deficit of $1,066,537. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	November 30, 2015 $	November 30, 2014 $
Current Assets	7,422	-
Current Liabilities	471,411	192,673
Working Capital (Deficit)	(463,989)	(192,673)

As at November 30, 2015, the Company had current assets of $7,422 and current liabilities of $463,989 compared with current assets of $nil and current liabilities of $192,673 at November 30, 2014. The increase in the working capital deficit was largely attributable to an increase in amounts due to related parties of $80,660 for amounts paid on behalf of the Company for operating expenses. The change is also attributable to an increase of $150,073 in accounts payable and accrued liabilities, partly attributable for an increase of $76,500 for legal services incurred to a significant shareholder of the Company and an increase of $53,125 in consulting services incurred to officers of the Company. Lastly, the change is attributable to an increase of $48,005 for proceeds in loans payable to related parties.

Cash Flows

	Year ended November 30, 2015 $	Year ended November 30, 2014 $
Cash Flows from (used in) Operating Activities	(126,679)	(89,767)
Cash Flows from (used in) Investing Activities	(182)	(189,972)
Cash Flows from (used in) Financing Activities	128,665	279,635
Net Increase (decrease) in Cash During Period	1,804	(104)

Cash flow from Operating Activities

During the year ended November 30, 2015, the Company used $126,679 of cash for operating activities compared to the use of $89,767 of cash for operating activities during the year ended November 30, 2014. The increase in cash used for operating activities was mainly due to an increase in overall operating expenditures during the year.

Cash flow from Investing Activities

During the year ended November 31, 2015 the Company used $182 of cash for investing activities compared to $189,972 for the year ended November 31, 2014. The decrease in the cash used for investing activities was due to funds advanced by the Company under a promissory note receivable to GFI in the prior year. The note receivable was written off during the year ended November 30, 2014.

Cash flow from Financing Activities

During the year ended November 30, 2015, $128,665 was provided by financing activities compared to $279,635 provided during the year ended November 30, 2014. Proceeds received include $140,665 provided by related parties, offset by a $12,000 repayment to a related party. The Company required the increased financing in the year ended November 31, 2015 to finance the operating expenses described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other events

Cannabis Ventures, Inc. (Canada) (“CVI (Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It was the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The response to last round of comments received from Health Canada was received by CVI (Canada) in February 6, 2015. We responded on February 26, 2015 and Health Canada acknowledged receipt on February 27, 2015. The Company subsequently discontinued with the licensing process.

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a nonrefundable payment of $4,000 a month and this expense has been recognized in our statement of operations.

The Contract had been extended on a month to month basis and as of February 2015, the Company continued to pay the property owner a reduced nonrefundable payment of $2,500 a month while it awaited the determination from Health Canada. During the period ended August 31, 2015, the Company decided to discontinue extending the purchase options.

Subsequent Events

(a)

On December 23, 2015, the Company issued 1,250,000 shares of common stock to a consultant pursuant to a consulting agreement dated May 1, 2015.

(b)

On December 23, 2015, the Company issued 2,500,000 of shares of common stock to the Chief Financial Officer of the Company pursuant to the agreement dated September 1, 2015.

(c)

On December 23, 2015, the Company issued 1,250,000 of shares of common stock to the Chief Executive Officer of the Company pursuant to the consulting agreement dated September 1, 2015.

(d)

On December 23, 2015, the Company issued 625,000 of shares of common stock to the Chief Executive Officer of the Company pursuant to the consulting agreement dated June 29, 2015.

(e)

On December 14, 2015, the Company entered into a consultant agreement for marketing and promotion services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days notice. On December 23, 2015, the Company issued 1,250,000 of shares of common stock to the consultant pursuant to this agreement.

(f)

On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance.

(g)

On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $500. Each preferred share has 500 to 1 voting power as according to the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle debt of $167, and the remaining 333,334 shares are issued to another significant shareholder to settle debt of $333.

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

Item 8.  Financial Statements

GALA GLOBAL INC.

Consolidated Financial Statements

For the Years Ended November 30, 2015 and November 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Gala Global, Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Gala Global, Inc. as of November 30, 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. as of November 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler and Hardy PC

Farmington Utah

March 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Gala Global, Inc.

Las Vegas, Nevada, 89146

We have audited the accompanying balance sheet of Gala Global, Inc. as of November 30, 2014 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. as of November 30, 2014 and 2013, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co, LLC

Wheat Ridge, formerly Arvada, Colorado

March 13, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033   ~   Phone 303-968-3281   ~   Fax 303-463-5416   www.cutlercpas.com
F-1

GALA GLOBAL INC.

Consolidated Balance Sheets

	November 30, 2015 $	November 30, 2014 $

ASSETS

Current assets

Cash	1,804	–
Inventory	2,701	–
Prepaid expenses	2,917	–

Total assets	7,422	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	28,050	8,038
Accounts payable and accrued liabilities – related party	130,061	–
Due to related parties	255,295	174,635
Loans payable to related parties	58,005	10,000

Total liabilities	471,411	192,673

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share
Issued and outstanding: none	–	–

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 130,047,353 and 119,140,000 shares, respectively.	130,047	119,140

Additional paid-in capital	472,501	75,258

Accumulated Deficit	(1,066,537)	(387,071)

Total stockholders’ deficit	(463,989)	(192,673)

Total liabilities and stockholders’ deficit	7,422	–

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

GALA GLOBAL INC.

Consolidated Statements of Operations

	Year ended November 30, 2015 $	Year ended November 30, 2014 $

Revenues – related party	1,592	–

Cost of sales	798	–

Gross margin	794	–

Operating expenses

Bad debts	182	–
Consulting fees	213,600	–
Consulting fees – related party	219,908	–
General and administrative	57,384	54,903
General and administrative – related party	76,500	–
Management fees	–	6,000
Option expense on failed property acquisition - related party	48,500	28,000

Total operating expenses	616,074	88,903

Loss before other income (expenses)	(615,280)	(88,903)

Other income (expense)

Impairment of intangible assets	(63,750)	–
Impairment of note receivable	–	(189,972)
Interest expense	(436)	–

Total other income (expense)	(64,186)	(189,972)

Net loss	(679,466)	(278,875)
Net loss per share, basic and diluted	(0.01)	–
Weighted average common shares outstanding	125,859,608	118,386,575

(The accompanying notes are an integral part of these consolidated financial statements)

F-3

GALA GLOBAL INC.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended November 30, 2015 and 2014

	Common stock		Additional paid-in	Accumulated	Total Shareholders’ Deficit
	Shares	Par value	capital	Deficit
	#	$	$	$	$

Balance, November 30, 2013	118,140,000	118,140	(47,040)	(108,196)	(37,096)

Forgiveness of related party debt	–	–	23,298	–	23,298

Proceeds from sale of common stock	1,000,000	1,000	99,000	–	100,000

Net loss for the year	–	–	–	(278,875)	(278,875)

Balance, November 30, 2014	119,140,000	119,140	75,258	(387,071)	(192,673)

Shares issued for consulting services	3,500,000	3,500	184,500	–	188,000

Shares issued for consulting services – related party	3,882,353	3,882	115,935	–	119,817

Shares issued for intangible asset - related party	2,125,000	2,125	61,625	–	63,750

Shares issued for option payment	1,400,000	1,400	26,600	–	28,000

Forgiveness of related party debt	–	–	8,583	–	8,583

Net loss for the year	–	–	–	(679,466)	(679,466)

Balance, November 30, 2015	130,047,353	130,047	472,501	(1,066,537)	(463,989)

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

GALA GLOBAL INC.

Consolidated Statements of Cash Flows

	Year ended November 30, 2015 $	Year ended November 30, 2014 $

Operating activities

Net loss	(679,466)	(278,875)

Adjustments to reconcile net loss to net cash used in operating activities:

Bad debts	182	–
Impairment of intangible asset	63,750	–
Impairment of note receivable	–	189,972
Stock-based compensation	188,000	–
Stock-based compensation – related party	119,817	–
Shares issued for failed acquisition of property	28,000	–

Changes in operating assets and liabilities:

Inventory	(2,701)	–
Prepaid expenses	(2,917)	–
Accounts payable and accrued liabilities	32,895	(864)
Accounts payable and accrued liabilities – related party	125,761

Net cash used in operating activities	(126,679)	(89,767)

Investing activities

Advances under note receivable	(12,467)	–
Repayment of note receivable	12,285	–
Note receivable	–	(189,972)

Net cash used in investing activities	(182)	(189,972)

Financing activities

Proceeds from related party debt	93,465	174,635
Repayments to related party debt	(12,000)	(5,000)
Proceeds from loans payable to related parties	47,200	10,000
Proceeds from issuance of common stock	–	100,000

Net cash provided by financing activities	128,665	279,635

Increase (decrease) in cash	1,804	(104)

Cash, beginning of year	–	104

Cash, end of year	1,804	–

Non-cash investing and financing activities:

Forgiveness of related party debt offset to equity	8,583	23,298
Shares issued for intangible asset	63,750	–

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

F-5

GALA GLOBAL INC.
Notes to the Consolidated Financial Statements
Years ended November 30, 2015 and 2014

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

The Company, since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Cannabis Ventures, Inc. (Canada) (“CVI (Canada)”)

In May 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It was the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI (Canada).

The Contract had an initial term of 4 months, expiring August 31, 2014, to give the Company the time to acquire the necessary license from Health Canada. During this four month period, the Company paid the owner of the property a non-refundable payment of $4,000 per month and this expense has been recognized in our statement of operations. The Contract was extended on a month to month basis and the Company paid the property owner a reduced non-refundable payment of $2,500 per month while it awaited the determination from Health Canada.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In addition to the non-refundable payment of $2,500 a month to extend the Contract, the Company issued 1,400,000 shares of common stock with a fair value of $28,000 non-refundable consideration to extend the purchase option on the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner (related party). Refer to Note 8(b). During the period ended August 31, 2015, the Company decided to discontinue extending the purchase options.

In July 2014, CVI (Canada) filed the application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). The Company subsequently discontinued with the licensing process.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2015, the Company has a working capital deficit of $463,989 and an accumulated deficit of $1,066,537. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F-7

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cannabis Ventures Inc (USA), Cannabis Ventures Inc (Canada), and CBD Life, Inc. All inter-company transactions and balances have been eliminated on consolidation.

(b)

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2015 and 2014, there were no cash equivalents.

(d)

Inventory

Inventory is comprised of Vape Mods purchased for resell, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

(e)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, and amounts due to related party. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

(f)

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

(g)

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

(h)

Revenue Recognition

The Company earns revenue from the sale of Vape Mods. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the significant risk and rewards of ownership has been passed to the buyer, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services. During the year ended November 30, 2015, the Company recognized $1,592 in revenue for products sold to a Company which is controlled by significant shareholders of the Company.

(i)

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

F-8

2.

Summary of Significant Accounting Policies (continued)

(j)

Comprehensive Loss

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Comprehensive loss was identical to the net loss for the years ended November 30, 2015 and 2014.

(k)

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

(l)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended November 30, 2015 and 2014.

(m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Intangible Asset

In April 2015, the Company incurred costs relating to the commencement of a patent application process at a fair value of $63,750. Refer to Note 7(d). The Company subsequently decided to discontinue with the filing process, recognizing an impairment of $63,750 for the intangible asset.

4.

Related Party Transactions

a)

As at November 30, 2015, the Company incurred consulting services with a fair value $31,875 to the Chief Financial Officer of the Company. The amount has been recorded in accounts payables and accrued liabilities. The shares were issued December 23, 2015. Refer to Note 8(b).

b)

As at November 30, 2015, the Company incurred consulting services with a fair value of $21,250 to the Chief Executive Officer of the Company. The amount has been recorded in accounts payables and accrued liabilities. The shares were issued December 23, 2015. Refer to Notes 8(c) and 10.

F-9

4.

Related Party Transactions (continued)

c)

As at November 30, 2015, the Company owes $255,295 (2014 - $174,635) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

d)

During the year ended November 30, 2015, the Company incurred $nil (2014 - $6,000) in management fees to the former President of the Company.

e)

During the year ended November 30, 2015, the Company incurred $101,500 in consulting fees to the former President of the Company. During the year ended November 30, 2015, the Company issued 2,132,353 shares of common stock with a fair value of $51,617 to settle the amount owing in addition to paying $8,300 to settle debt owed to the former President of the Company. During the year ended November 30, 2015, $33,000 of the amount owing was paid by a significant shareholder and the remainder of $8,583 has been forgiven and recorded as additional paid-in capital.

f)

On May 9, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It was the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In addition to the nonrefundable payment of $2,500 a month to extend the Contract, the Company issued 1,400,000 shares of common stock as part of a non-refundable deposit towards the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner.

During the year ended November 30, 2015, the Company paid $48,500 (2014 - $28,000) under the term of a contract to purchase property.

g)

During the year ended November 30, 2015, the Company recognized revenue of $1,592 (2014 - $nil) from a Company controlled by significant shareholders of the Company.

h)

During the year ended November 30, 2014, the former President of the Company forgave all amounts outstanding totaling $23,298 which was recorded as additional paid-in capital.

5.

Notes Receivable

(a)

On September 30, 2014, Cannabis Ventures Inc. (USA), a wholly-owned subsidiary of the Company entered into a promissory note agreement with Anthony McDonald (“McDonald”) and Globe Farmacy Inc. (“GFI”), an Arizona non-profit corporation, for $189,972. The amounts owing were unsecured, bears interest at 5% per annum, and was due on December 31, 2014. As at November 30, 2014, the amount receivable was deemed to be uncollectible and a full impairment charge on the loan receivable was made by the Company.

(b)

On January 26, 2015, the Company entered into a promissory note receivable with Holy Smokes, LLC for $12,467 to assist Holy Smokes, LLC in completing its agreement to sell 50% of equity with Gala Global, LLC. The amounts owing are unsecured, bears interest at 10% per annum, and is due upon the closing of escrow in conjunction with borrowers’ transactions with Gala Global, LLC. The Company received a repayment of $12,285 and deemed the remaining balance of $182 to be uncollectible.

6.

Loan Payable to Related Parties

(a)

As at November 30, 2015, the Company owed $10,000 (2014 - $10,000) to a company controlled by a significant shareholder of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

(b)

As at November 30, 2015, the Company owed $42,000 (2014 - $nil) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance.

(c)

As at November 30, 2015, the Company owed a $200 (2014 - $nil) to the Chief Executive Officer of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance.

(d)

As at November 30, 2015, the Company owed $5,000 (2014 - $nil) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance.

(e)

As at November 30, 2015, the Company owed $805 (2014 - $nil) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance.

7.

Common Stock

Stock transactions for the year ended November 30, 2015:

(a)

On January 6, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $105,000 for advertising consulting services.  The fair value of the shares of shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(b)

On January 15, 2015, the Company issued 2,000,000 shares of common stock with a fair value of $83,000 for business development consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s shares of common stock on the date of the agreement.

(c)

On January 22, 2015, the Company issued 500,000 shares of common stock with a fair value of $39,450 to a former director of the Company for marketing consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(d)

On April 23, 2015, the Company issued 2,125,000 shares of common stock with a fair value of $63,750 to a former director of the Company for consulting services relating to patent applications. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(e)

On June 16, 2015, the Company issued 1,400,000 shares of common stock with a fair value of $28,000 as part of a non-refundable payment to further extend the Company’s option to acquire certain property in Vancouver, Canada. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(f)

On May 19, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $37,500 to the former President of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(g)

On July 28, 2015, the Company issued 625,000 shares of common stock with a fair value of $11,250 to a director of the Company for services relating to the formation and development of business contacts. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(h)

On August 31, 2015, the Company issued 625,000 shares of common stock with a fair value of $17,500 to the Chief Executive Officer of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 8(a).

(i)

On August 31, 2015, the Company issued 882,353 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation of $12,882. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

Stock transactions for the year ended November 30, 2014:

(j)

On September 2, 2014, the Company issued 1,000,000 shares of common stock at $0.10 per common stock for proceeds of $100,000.

F-10

8.

Commitments

(a)

On June 29, 2015, the Company entered into a consulting agreement with the Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company is to issue 625,000 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice.

(b)

On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company is to issue 1,250,000 shares of common stock to the Chief Financial Officer upon execution and every twelve months as compensation for being the Chief Financial Officer. The Company shall also issue an additional 625,000 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

(c)

On September 1, 2015, the Company entered into an agreement with the Chief Executive Officer of the Company for assuming the role as Chief Executive Officer. Pursuant to the agreement, the Company is to issue 1,250,000 shares of common stock to the Chief Executive Officer upon execution and every twelve months thereafter. The agreement shall be terminated upon mutual agreement with the Company and the Chief Executive Officer.

9.     Income Taxes

The Company has $730,720 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The Company has not submitted tax returns since its inception on March 10, 2010. As such, the years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdiction. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at November 30, 2015, the Company had no uncertain tax positions.

	2015 $	2014 $

Net loss before taxes	(679,466)	(278,875)
Statutory rate	34%	34%

Computed expected tax recovery	231,017	94,818
Permanent differences	(114,177)	–
Change in valuation allowance	(116,840)	(94,818)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2015 and 2014 are as follows:

	2015 $	2014 $

Net operating losses carried forward	248,445	131,605
Valuation allowance	(248,445)	(131,605)

Net deferred income tax asset	–	–

10.

Subsequent Events

(a)

On December 23, 2015, the Company issued 1,250,000 shares of common stock to a consultant pursuant to a consulting agreement dated May 1, 2015. Refer to Note 7(j).

(b)

On December 23, 2015, the Company issued 2,500,000 of shares of common stock to the Chief Financial Officer of the Company pursuant to the agreement dated September 1, 2015. Refer to Notes 4(a) and 8(b).

(c)

On December 23, 2015, the Company issued 1,250,000 of shares of common stock to the Chief Executive Officer of the Company pursuant to the consulting agreement dated September 1, 2015. Refer to Notes 4(b) and 8(c).

(d)

On December 23, 2015, the Company issued 625,000 of shares of common stock to the Chief Executive Officer of the Company pursuant to the consulting agreement dated June 29, 2015. Refer to Note 8(a).

(e)

On December 14, 2015, the Company entered into a consultant agreement for marketing and promotion services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days notice. On December 23, 2015, the Company issued 1,250,000 of shares of common stock to the consultant pursuant to this agreement.

(f)

On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance.

(g)

On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $500. Each preferred share has 500 to 1 voting power as according to the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle debt of $167, and the remaining 333,334 shares are issued to another significant shareholder to settle debt of $333.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2015.

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

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2015 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Calvin Frye

47

CEO, Principal Executive Officer and

Chairman of the Board of Directors

Allison Hess

25

President, Secretary, Treasurer, Chief

Financial Officer and Director

Background of Directors and Executive Officers

Calvin Frye

Calvin Frye for the past five years has been both a dispensary owner and an MMJ industry consultant.  Mr. Frye has held several key positions in the Biotech industry for major companies like Xoma, Amgen and Baxter Biosciences, such as working his way up from Research Associate to Associate Scientist.  Mr. Frye also has over a decade of experience in the cannabis industry, having worked with some of the founders of the MMJ industry (Dennis Peron and Richard Eastman) as well as many of the industry pioneering groups in Los Angeles (Americans For Safe Access and Norml). Mr. Frye has traveled the country to many (current) MMJ states on speaking engagements in order to help get MMJ legislation passed in those states.  Mr. Frye has working knowledge of the regulatory issues within this industry from his experience with working with local LA government bodies and Agencies.  Mr. Frye has also branded his line of cannabis genetics and trademarked the name “Cloneville” which he has attached to his genetics.  In 2009, Mr. Frye consulted in hydroponics industry where he gained extensive knowledge in the actual growing, set up and production of cannabis.

Allison Hess

Allison Hess, for the past year has been President of Hssy Inc., an international business finance and operations consulting firm based out of San Diego, CA.  Prior to Hssy Inc., Ms. Hess worked in the legal field for more than seven years having been with two local firms from 2010 up to 2014.  She is knowledgeable with regard to all levels of the courts from local Small Claims actions to federal district Court matters and is experienced in a number of commercial practice areas including corporate finance, real estate, licensing and contracts. She has helped numerous companies with their creation of a new business and the issues that arise therefrom such as public relations, government permitting and legislation, interacting with suppliers and vendors, and the public company markets. For the last several years Ms. Hess' efforts have been focused on the legal medicinal and recreational cannabis and Industrial Hemp markets.

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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Value Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)

Calvin Frye, Chairman and Principal Executive Officer	2015	0	0	35,833	0	0	0	0	35,833
Allison Hess, President, Secretary, Treasurer, CFO	2015	0	0	31,875	0	0	0	0	31,875

Harold Millburn, Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary	2015	0	0	51,617	0	0	0	49,883	101,500

George Lefevre, Chairman, President, CEO, Secretary, Treasurer, CFO and Principal Executive Officer	2014	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s) (a)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Calvin Frye, Chairman and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Allison Hess, President, Secretary, Treasurer, CFO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended November 30, 2015 and 2014.

We had no warrants or stock options issued or outstanding during the fiscal years ending November 30, 2015 and 2014.

Director Compensation

(a)

On June 29, 2015, the Company entered into a consulting agreement with the Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company shall issue 625,000 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice.

(b)

On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the Chief Financial Officer upon execution and every twelve months to compensation for being the Chief Financial Officer. The Company shall also issue an additional 625,000 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

(c)

On September 1, 2015, the Company entered into an agreement with the Chief Executive Officer of the Company for assuming the role as Chief Executive Officer. Pursuant to the agreement, the Company shall issue 1,250,000 shares of common stock to the Chief Executive Officer upon execution and every twelve months. The agreement shall be terminated upon mutual agreement with the Company and the Chief Executive Officer.

(d)

On March 29, 2015, the Company entered into an agreement with the former President of the Company for consulting services. Pursuant to the agreement, the former President received 1,250,000 shares of common stock of the Company with a fair value of $37,500. On May 1, 2015, the Company also entered into an agreement with the former President, agreeing to compensate the former President by a monthly fee of $15,000. Upon the former President’s resignation, the Company issued 882,353 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation of $12,882. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. During the year ended November 30, 2015, the Company also paid $4,000 to the former President for consulting services.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of November 30, 2015, we had a total of 130,047,353 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Calvin Frye, Chairman and Principal Executive Officer	Common Shares	625,000	0.481
James Haas, Significant shareholder	Common Shares	34,238,600	26.33
George Lefevre. Significant shareholder	Common Shares	17,735,000	13.64
Owen Naccarato, Significant shareholder	Common Shares	18,855,000	14.50
All Officers and Directors as a Group	Common Shares	71,453,600	54.94

Item 13.  Certain Relationships, Related Transactions and Director Independence

a)

As at November 30, 2015, the Company owes $255,295 (2014 - $174,635) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the year ended November 30, 2015, the Company incurred $nil (2014 - $6,000) in management fees to the former President of the Company.

c)

During the year ended November 30, 2015, $8,582 owed to the former President of the Company was recognized as forgiveness of debt.

d)

On May 9, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”). It was the Company’s intention to facilitate the cultivation of medical marijuana on the property if it is able to acquire the necessary license from Health Canada. The property is owned personally by a director of CVI Canada.

During the year ended November 30, 2015, the Company paid $38,000 (2014 - $24,000) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

On May 9, 2015, the Company entered into an addendum with the owner of the property. In additional to the nonrefundable payment of $2,500 a month to extend the Contract, the Company was to issue 1,400,000 shares of common stock as part of a non-refundable deposit towards the property. On June 16, 2015, 1,400,000 shares of common stock were issued to the property owner.

e)

During the year November 30, 2014, the former President of the Company forgave all amounts outstanding totaling $23,298 which was recorded as additional paid-in capital.

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

Item 14.  Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Cutler & Co. Certified Public Accountants for the year ended November 30, 2014, and Pritchett, Siler and Hardy PC for the year ended November 30, 2015:

	For the Year Ended November 30,
	2015	2014
Audit Fees	$7,850	$7,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$7,850	$7,500

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

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALA GLOBAL INC.

By: /s/ Calvin Frye
Date: March 22, 2016	Calvin Frye
Chairman and Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Calvin Frye	Chairman and Principal Executive Officer	March 22, 2016
Calvin Frye

