Form 10-Q
period 2016-02-29
Gala Global Inc.
filed 2016-05-10
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 6, 2016 the registrant had 136,922,353 shares of common stock outstanding.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three Month Periods Ended February 29, 2016 and February 28, 2015

2

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	February 29, 2016 $	November 30, 2015 $

ASSETS

Current assets

Cash	13,877	1,804
Inventory	2,241	2,701
Prepaid expenses – related parties	14,271	2,917

Total assets	30,389	7,422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	12,645	28,050
Accounts payable and accrued liabilities – related party	61,334	130,061
Due to related parties	249,335	255,295
Loan payable	20,000	–
Loans payable - related parties	10,200	58,005

Total liabilities	353,514	471,411

Going concern (Note 1)
Commitments (Note 7)

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and nil shares, respectively.	500	–

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 136,922,353 and 130,047,353 shares, respectively.	136,922	130,047

Additional paid-in capital	651,183	472,501

Deficit	(1,111,730)	(1,066,537)

Total stockholders’ deficit	(323,125)	(463,989)

Total liabilities and stockholders’ deficit	30,389	7,422

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

3

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended February 29, 2016 $	Three months ended February 28, 2015 $

Operating expenses

Consulting fees	17,500	227,450
Consulting fees – related party	6,458	–
General and administrative	11,919	21,879
General and administrative – related party	9,000	–
Option expense on failed property acquisition - related party	–	10,500

Total operating expenses	44,877	259,829

Loss before other income (expenses)	(44,877)	(259,829)

Other income (expense)

Interest income	–	116
Interest expense	(316)	–

Total other income (expense)	(316)	116

Net loss	(45,193)	(259,713)
Net loss per share, basic and diluted	(0.00)*	(0.00)*
Weighted average common shares outstanding	135,203,603	121,227,912

‘* denotes a loss of less than $(0.01).

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

4

GALA GLOBAL INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

	Preferred stock		Common stock		Additional paid-in
	Shares	Par value $	Shares	Par value	capital	Deficit	Total
	#	$	#	$	$	$	$

Balance, November 30, 2015	–	–	130,047,353	130,047	472,501	(1,066,537)	(463,989)

Shares issued for consulting services – related party	–	–	4,375,000	4,375	66,562	–	70,937

Shares issued for consulting services	–	–	2,500,000	2,500	40,000	–	42,500

Shares issued for conversion of debt	500,000	500	–	–	72,120	–	72,620

Net loss for the period	–	–	–	–	–	(45,193)	(45,193)

Balance, February 29, 2016	500,000	500	136,922,353	136,922	651,183	(1,111,730)	(323,125)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

5

GALA GLOBAL INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended February 29, 2016 $	For the Three Months Ended February 28, 2015 $

Operating activities

Net loss	(45,193)	(259,713)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	17,500	227,450

Changes in operating assets and liabilities:

Inventory	460	(116)
Prepaid expenses	6,458	(3,750)
Accounts payable and accrued liabilities	9,595	–
Accounts payable and accrued liabilities – related party	9,213	(2,538)

Net cash used in operating activities	(1,967)	(38,667)

Investing activities

Advances under loan receivable	–	(12,467)
		–
Net cash used in investing activities	–	(12,467)

Financing activities

Proceeds from related party debt	–	51,134
Repayments of related party debt	(5,960)	–
Proceeds from loan payable	20,000	–

Net cash provided by financing activities	14,040	51,134

Increase in cash	12,073	–

Cash, beginning of period	1,804	–

Cash, end of period	13,877	–

Non-cash investing and financing activities:

Common shares issued for consulting services	17,500	–
Preferred shares issued to settle related party payables	24,167	–
Preferred shares issued to settle related party debt	48,453	–

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

6

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the three months ended February 29, 2016 and February 28, 2015

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

The Company, since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. The Company also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 29, 2016, the Company has a working capital deficit of $323,125 and an accumulated deficit of $1,111,730. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

b)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries, Cannabis Ventures Inc. (USA), Cannabis Ventures Inc. (Canada), CBD Life, Inc, from the date of their acquisition by the Company effective June 26, 2014. All inter-company transactions and balances have been eliminated on consolidation.

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

d)

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2015 included in our Form 10-K filed with the SEC.

e)

Inventory

Inventory is comprised of Vape Mods purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2016 and November 30, 2015, there were no cash equivalents.

g)

Financial Instruments

Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loan payable, and amounts due to related party. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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

i)

Revenue Recognition

The Company earns revenue from the sale of Vape Mods, which are modified electronic cigarettes and vape pens. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

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

k)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three months ended February 28, 2016 and 2015.

l)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the three months ended February 29, 2016, the Company issued 625,000 shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as a director of the Company.  The Company incurred consulting services of $6,458 during the quarter ended February 29, 2016. As at February 29, 2016, the Company had a prepaid expense balance of $7,083 (2015 - $2,917) to the Chief Executive Officer of the Company related to these services.

b)

As at February 29, 2016, the Company issued 625,000 common shares with a fair value of $7,187 to the Chief Financial Officer for Chief Financial Officer consulting services to be provided from March 1, 2016 to August 31, 2016. The amount has been included in prepaid expense.

c)

As at February 29, 2016, the Company owed $249,335 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owed is unsecured, non-interest bearing, and due on demand.

8

3.

Related Party Transactions (continued)

d)

As at February 29, 2016, the Company owed $61,334 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities. The amount is unsecured, non-interest bearing, and due on demand.  During the three months ended February 29, 2016, the Company incurred legal fees of $9,000 (2015 - $nil) to this significant shareholder.  On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to related parties of $24,167.

4.

Loan Payable

On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3%, and due 180 days from the date of issuance.

5.

Loan Payable - Related Parties

a)

As at February 29, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

b)

As at February 29, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at February 29, 2016, accrued interest of $nil (2015 - $435) has been included in accounts payable and accrued liabilities.  On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

c)

As at February 29, 2016, the Company owed a $200 (2015 - $200) to the Chief Executive Officer of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at February 29, 2016, accrued interest of $1 (2015 - $nil) has been included in accounts payable and accrued liabilities.

d)

As at February 29, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at February 29, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities.  On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

e)

As at February 29, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance.  On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

6.

Stockholders’ Equity

(a)

On December 23, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(b)

On December 23, 2015, the Company issued 2,500,000 of shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 1,250,000 shares were issued for the consultant’s services as a director, and 1,250,000 shares for services as the Company’s Chief Financial Officer.

(c)

On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $21,250 to the Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(d)

On December 23, 2015, the Company issued 625,000 of shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(e)

On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

(f)

On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company’s board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42, 638 , $5, 009 , and $ 806 described at Note 5 for a total of $48,453 in outstanding principal and accrued interest.

7.

Commitments

a)

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

c)

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

d)

On December 14, 2015, the Company entered into a consulting agreement for marketing and promotion services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days notice.

8.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after February 29, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	February 29, 2016 $	November 30, 2015 $
Current Assets	30,389	7,422
Current Liabilities	353,514	471,411
Working Capital (Deficit)	(323,125)	(463,989)

Cash Flows

	Three months ended February 29, 2016 $	Three months ended February 28 2015 $
Cash Flows from (used in) Operating Activities	(1,967)	(38,667)
Cash Flows from (used in) Investing Activities	-	(12,467)
Cash Flows from (used in) Financing Activities	14,040	51,134
Net Increase (decrease) in Cash During Period	12,073	-

Three Months Ended February 29, 2016 and February 28, 2015

Operating Expenses

During the three months ended February 29, 2016, the Company incurred operating expenses of $44,877 compared with $259,829 during the three months ended February 28, 2015. The decrease in the current period is partially due to a decrease of $203,492 in consulting expense to third parties and related parties relating to business development and marketing services to the Company in exchange for the issuance of common shares. This is because the Company did not obtain services from as many consultants as it did in the prior year. The decrease is also due to a decrease of $9,960 of general and administrative expenses to various third parties and related parties for various professional fees and administrative costs.  The decrease is also contributed by the decrease of $10,500 in option payments for a property acquisition in British Columbia, Canada as the Company terminated the agreement in the prior year and stopped making further payments.

Net Loss

During the three months ended February 29, 2016, the Company incurred a net loss of $45,193 and a net loss per share of $0.00 compared with a net loss of $259,713 and a net loss per share of $0.00 for the three months ended February 28, 2015 due to the factors discussed above.

Liquidity and Capital Resources

As of February 29, 2016, the Company has a working capital deficit of $323,125, and an accumulated deficit of $1,111,730. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flow from Operating Activities

During the three months ended February 29, 2016, the Company used $1,967 of cash in operating activities compared to the use of $38,667 of cash for operating activities during the three months ended February 28, 2015 for a decrease of $36,840 in cash used in operating activities. The decrease in cash used for operating activities is due to a decrease in the overall operating activity of the Company compared to prior year.

Cash flow from Investing Activities

During the three months ended February 29, 2016, the Company used $nil of cash for investing activities compared with $12,467 during the three months ended February 28, 2015. The decrease in the use of cash is due to the fact that the Company had advanced $12,467 to an unrelated party during the period ended February 28, 2015. The Company did not have similar activities during the current year.

Cash flow from Financing Activities

During the three months ended February 29, 2016, the Company received $14,040 of cash from financing activities compared with $51,134 during the three months ended February 28, 2015.  During the current period, the Company received $20,000 as a loan from an unrelated party, offset by $6,100 paid to a related party for amounts owing. During the prior period, the Company received $51,134 from a related party to fund operating expenditures.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 29, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of February 29, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended February 29, 2016, 6,875,000 shares of common stock for consulting services, and 500,000 shares of preferred stock were issued for conversion of debt.  No unregistered sales of equity securities were completed during the three months ended February 29, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended February 29, 2016 or February 28, 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None noted.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: May 10, 2016	/s/ Calvin Frye
Calvin Frye
Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

