Form 10-Q
period 2016-05-31
Gala Global Inc.
filed 2016-07-15
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 12, 2016 the registrant had 136,922,353 shares of common stock outstanding.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Six Month Periods Ended May 31, 2016 and 2015

1

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	May 31, 2016 $	November 30, 2015 $

ASSETS

Current assets

Cash	2,073	1,804
Inventory	2,241	2,701
Inventory deposits	4,800	—
Prepaid expenses – related parties	5,365	2,917

Total assets	14,479	7,422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	13,446	28,050
Accounts payable and accrued liabilities – related party	70,335	130,061
Due to related parties	249,335	255,295
Loan payable	45,000	—
Loans payable - related parties	10,200	58,005

Total liabilities	388,316	471,411

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and nil shares, respectively.	500	—

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 136,922,353 and 130,047,353 shares, respectively.	136,922	130,047

Additional paid-in capital	651,183	472,501

Accumulated Deficit	(1,162,442)	(1,066,537)

Total stockholders’ deficit	(373,837)	(463,989)

Total liabilities and stockholders’ deficit	14,479	7,422

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended May 31, 2016 $	Three months ended May 31, 2015 $	Six months ended May 31, 2016 $	Six months ended May 31, 2015 $

Operating expenses

Bad debt	—	7,182	—	7,182
Consulting fees	—	(17,500)	17,500	170,500
Consulting fees – related party	8,907	12,500	15,365	51,950
General and administrative	17,568	36,166	29,487	35,429
General and administrative – related party	9,000	22,500	18,000	45,000
Option expense on failed property acquisition - related party	—	35,500	—	46,000
Rent	15,000	—	15,000	—

Total operating expenses	50,475	96,348	95,352	356,061

Loss before other expenses	(50,475)	(96,348)	(95,352)	(356,061)

Other income

Interest expense	(237)	—	(553)	—

Net loss	(50,712)	(96,348)	(95,905)	(356,061)
Net loss per share, basic and diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*
Weighted average common shares outstanding	136,922,353	124,205,860	136,062,978	122,189,180

‘* denotes a loss of less than $(0.01).

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

	Preferred stock		Common stock		Additional
	Shares	Par value	Shares	Par value	paid-in capital	Accumulated Deficit	Total
	#	$	#	$	$	$	$

Balance, November 30, 2015	—	—	130,047,353	130,047	472,501	(1,066,537)	(463,989)

Shares issued for consulting services – related party	—	—	4,375,000	4,375	66,562	—	70,937

Shares issued for consulting services	—	—	2,500,000	2,500	40,000	—	42,500

Shares issued for conversion of debt	500,000	500	—	—	72,120	—	72,620

Net loss for the period	—	—	—	—	—	(95,905)	(95,905)
Balance, May 31, 2016	500,000	500	136,922,353	136,922	651,183	(1,162,442)	(373,837)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended May 31, 2016 $	For the Six Months Ended May 31, 2015 $

Operating activities

Net loss	(95,905)	(356,061)

Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt provision	—	7,182
Stock-based compensation	17,500	271,000
Stock-based compensation – related party	—	76,950
Shares issued for extension of property option – related party	—	28,000

Changes in operating assets and liabilities:
Inventory	460	(5,000)
Inventory deposits	(4,800)	—
Prepaid expenses	—	(125,500)
Prepaid expenses – related party	15,364	—
Accounts payable and accrued liabilities	10,396	(4,078)
Accounts payable and accrued liabilities – related party	18,214	45,000

Net cash used in operating activities	(38,771)	(62,507)

Investing activities

Advances under loan receivable	—	(12,467)
Repayment of note receivable	—	5,285
		—
Net cash used in investing activities	—	(7,182)

Financing activities

Proceeds from related party debt	—	69,689
Repayments of related party debt	(5,960)	—
Proceeds from loan payable	45,000	—

Net cash provided by financing activities	39,040	69,689

Increase in cash	269	—

Cash, beginning of period	1,804	—

Cash, end of period	2,073	—

Non-cash investing and financing activities:

Common shares issued for consulting services	17,500	—
Common shares issued for payment of outstanding payables	25,000	—
Common shares issued for intangible assets	—	63,750
Preferred shares issued to settle related party payables	24,603	—
Preferred shares issued to settle loans payable related party	47,805	—

Supplemental disclosures:

Interest paid	—	—
Income tax paid	—	—

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six months ended May 31, 2016 and 2015

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2016, the Company has a working capital deficit of $373,837 and an accumulated deficit of $1,162,442. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the Three and Six months ended May 31, 2016 and 2015

(unaudited)

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2015 included in our Form 10-K filed with the SEC.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2016 and November 30, 2015, there were no cash equivalents.

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

For the Three and Six months ended May 31, 2016 and 2015

(unaudited)

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and six months ended May 31, 2016 and 2015.

l)	Reclassifications

Prior year amounts have been reclassified to conform to the current period presentation. There were no changes balance sheet, statement of operations or statement cash flow totals.

m)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six months ended May 31, 2016 and 2015

(unaudited)

3.	Related Party Transactions

a)	During the three and six months ended May 31, 2016, the Company issued 625,000 shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as a director of the Company. During the three and six months ended May 31, 2016, the Company incurred consulting services of $5,313 (2015 - $5,833) and $11,771 (2015 - $5,833), respectively. As at May 31, 2016, the Company had a prepaid expense balance of $1,771 (2015 - $2,917) to the Chief Executive Officer of the Company related to these services.

b)	At February 29, 2016, the Company issued 625,000 common shares with a fair value of $7,187 to the Chief Financial Officer for Chief Financial Officer consulting services. During the three and six months ended May 31, 2016, the Company incurred consulting services of $3,594 (2015 - $nil). As at May 31, 2016, the Company had a prepaid expense balance of $3,594 (2015 - $nil) to the Chief Financial Officer of the Company related to these services.

c)	As at May 31, 2016, the Company owed $249,335 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owed is unsecured, non-interest bearing, and due on demand.

d)	As at May 31, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount due is unsecured, non-interest bearing, and due on demand.

e)	As at May 31, 2016, the Company owed a $200 (2015 - $200) to the Chief Executive Officer of the Company. The amount due is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at May 31, 2016, accrued interest of $1 (2015 - $nil) has been included in accounts payable and accrued liabilities.

f)	As at May 31, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount due was unsecured, bore interest at 3% per annum, and was due 180 days from the date of issuance. As at May 31, 2016, accrued interest of $nil (2015 - $435) was included in accounts payable and accrued liabilities. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

g)	As at May 31, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount due was unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at May 31, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities – related party. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

h)	As at May 31, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount due is unsecured, bore interest at 1% per annum, and was due 180 days from the date of issuance. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as a part of settling all of the outstanding debt and accrued interest.

i)	As at May 31, 2016, the Company owed $70,333 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities – related party. The amount is unsecured, non-interest bearing, and due on demand. During the six months ended May 31, 2016, the Company incurred legal fees of $18,000 (2015 - $22,500) to this significant shareholder. On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to the related party of $24,167.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six months ended May 31, 2016 and 2015

(unaudited)

4.	Loan Payable

a)	On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3%, and is due 180 days from the date of issuance.

b)	On April 19, 2016, the Company issued a $3,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

c)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

5.	Stockholders’ Equity

(a)	On December 23, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(b)	On December 23, 2015, the Company issued 2,500,000 of shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 1,250,000 shares were issued for the consultant’s services as a director, and 1,250,000 shares for services as the Company’s Chief Financial Officer.

(c)	On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $21,250 to the Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(d)	On December 23, 2015, the Company issued 625,000 of shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(e)	On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

(f)	On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company’s board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42,638, $5,009, and $806 described at Note 5 for a total of $48,453 in outstanding principal and accrued interest.

6.	Commitments

a)	On May 1, 2015, the Company entered into a consulting agreement for marketing and promotion services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days notice.

b)	On June 29, 2015, the Company entered into a consulting agreement with the Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company is to issue 625,000 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six months ended May 31, 2016 and 2015

(unaudited)

6.	Commitments (continued)

c)	On September 1, 2015, the Company entered into an agreement with the Chief Executive Officer of the Company for assuming the role as Chief Executive Officer. Pursuant to the agreement, the Company is to issue 1,250,000 shares of common stock to the Chief Executive Officer upon execution and every twelve months thereafter. The agreement shall be terminated upon mutual agreement with the Company and the Chief Executive Officer.

d)	On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company is to issue 1,250,000 shares of common stock to the Chief Financial Officer upon execution and every twelve months thereafter as compensation for being the Chief Financial Officer. The Company shall also issue an additional 625,000 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

e)	On December 14, 2015, the Company entered into a consulting agreement for marketing and promotion services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days’ notice.

7.	Subsequent Events

a)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3%, and is due 180 days from the date of issuance.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2016 $	November 30, 2015 $
Current Assets	14,479	7,422
Current Liabilities	388,316	471,411
Working Capital (Deficit)	(373,837)	(463,989)

Cash Flows

	Six months ended May 31, 2016 $	Six months ended May 31, 2015 $
Cash Flows from (used in) Operating Activities	(38,771)	(62,507)
Cash Flows from (used in) Investing Activities	—	(7,182)
Cash Flows from (used in) Financing Activities	39,040	69,689
Net Increase (decrease) in Cash During Period	269	—

Operating Expenses

Three Months Ended May 31, 2016 and 2015

During the three months ended May 31, 2016, the Company incurred operating expenses of $50,475 compared with $96,348 during the three months ended May 31, 2015. The Company recorded $7,182 in bad debts during the three months ended May 31, 2015 due to an uncollectible notes receivable balance. The Company recorded a $17,500 correction of consulting fees during the three months ended May 31, 2015 to reflect the cost of consulting fees incurred during the six months ended May 31, 2015. Consulting fees incurred to related parties for management services decreased by $3,593 due to a reduction in the number of officers and directors compensated. General and administrative expenses decreased by $18,598 due to a general decrease in operating activities. General and administrative expenses charged by related parties decreased $13,500 due to a reduction in the rates charge by the Company’s related party for legal fees. The Company terminated its property acquisition agreement for the British Columbia, Canada property at the end of 2015 resulting in a reduction of $35,500 in option payments from the prior period. The Company entered into a lease for a new facility during the three months ended May 31, 2016 resulting in $15,000 of rent expense.

Six Months Ended May 31, 2016 and 2015

During the six months ended May 31, 2016, the Company incurred operating expenses of $95,352 compared with $356,061 during the six months ended May 31, 2015. The Company reduced consulting expense by $153,000 during the six months ended May 31, 2016 compared to the six months ended May 31, 2015 due to the Company focusing on the commercialization of products derived from the Hemp and Cannabis plant. Consulting fees incurred to related parties for management services decreased by $36,585 due to a reduction in the number of officers and directors compensated in the during the six months ended May 31, 2016. General and administrative expenses decreased by $5,942 due to a general decrease in operations. General and administrative expenses charged by related parties decreased by $27,000 when compared to the six months ended May 31, 2015 due to a reduction in the rates charge by the Company’s related party for legal fees. The Company terminated its property acquisition agreement for the British Columbia, Canada property at the end of 2015 resulting in a reduction of $46,000 in option payments from the prior period. The Company entered into a lease for a new facility during the three months ended May 31, 2016 resulting in $15,000 of rent expense.

Net Loss

During the three months ended May 31, 2016, the Company incurred a net loss of $50,712 and a net loss per share of $0.00 compared with a net loss of $96,348 and a net loss per share of $0.00 for the three months ended May 31, 2015 due to the factors discussed above.

During the six months ended May 31, 2016, the Company incurred a net loss of $95,352 and a net loss per share of $0.00 compared with a net loss of $356,061 and a net loss per share of $0.00 for the six months ended May 31, 2015 due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2016, the Company has a working capital deficit of $373,837, and an accumulated deficit of $1,162,442. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flow from Operating Activities

During the six months ended May 31, 2016, the Company used $38,771 of cash in operating activities compared to the use of $62,507 of cash for operating activities during the six months ended May 31, 2015 for a decrease of $23,736 in cash used in operating activities. The decrease in cash used for operating activities is due to a decrease in the overall operating activity of the Company compared to prior year.

Cash flow from Investing Activities

During the six months ended May 31, 2016, the Company used $nil of cash for investing activities compared with $7,182 during the six months ended May 31, 2015. The decrease in the use of cash is due to the fact that the Company had advanced $12,467 to an unrelated party during the period ended May 31, 2015. In the prior year, the Company entered into a promissory note agreement and advanced $12,467 to an unrelated party. The Company received a repayment of $5,285, and deemed the remaining balance to be uncollectible. Consequently, the Company recognized bad debt of $7,182 on the loan receivable for uncollectible principal and interest.

Cash flow from Financing Activities

During the six months ended May 31, 2016, the Company received $39,040 of cash from financing activities compared with $69,689 during the six months ended May 31, 2015. During the current period, the Company received $45,000 as loans from unrelated parties, offset by $5,960 paid to a related party for amounts owed. During the prior period, the Company received $69,689 in advances from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

One June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3%, and is due 180 days from the date of issuance.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company has not maintained effective internal control over financial reporting as of May 31, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 31, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the six months ended May 31, 2016, 6,875,000 shares of common stock for consulting services, and 500,000 shares of preferred stock were issued for conversion of debt. No unregistered sales of equity securities were completed during the six months ended May 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the six months ended May 31, 2016 and 2015.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: July 15, 2016	/s/ Calvin Frye
Calvin Frye
Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

