Form 10-Q
period 2016-08-31
Gala Global Inc.
filed 2016-11-04
CIK 1513403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

(775) 321-8238
Issuer's telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 3, 2016 the registrant had 136,922,353 shares of common stock outstanding.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements
(unaudited)

For the Three and Nine Month Periods Ended August 31, 2016 and 2015

GALA GLOBAL INC.
Condensed Consolidated Balance Sheets
(unaudited)

	August 31, 2016 $	November 30, 2015 $

ASSETS

Current assets

Cash	2,011	1,804
Inventory	7,041	2,701
Prepaid expenses – related parties	–	2,917

Total assets	9,052	7,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	14,975	28,050
Accounts payable and accrued liabilities – related party	83,090	130,061
Due to related parties	247,352	255,295
Loans payable	75,000	–
Loans payable - related parties	12,264	58,005

Total liabilities	432,681	471,411

STOCKHOLDERS' DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 500,000 and nil shares, respectively.	500	–

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 136,922,353 and 130,047,353 shares, respectively.	136,922	130,047

Additional paid-in capital	651,183	472,501

Accumulated deficit	(1,212,234)	(1,066,537)

Total stockholders' deficit	(423,629)	(463,989)

Total liabilities and stockholders' deficit	9,052	7,422

GALA GLOBAL INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended August 31, 2016 $	Three months ended August 31, 2015 $	Nine months ended August 31, 2016 $	Nine months ended August 31, 2015 $

Operating expenses

Bad debt	–	–	–	7,182
Consulting fees	–	67,900	17,500	238,400
Consulting fees – related party	9,114	95,834	24,479	147,784
General and administrative	8,638	18,824	38,125	54,253
General and administrative – related party	9,000	22,500	27,000	67,500
Option expense on failed property acquisition - related party	–	2,500	–	48,500
Rent	22,500	–	37,500	–

Total operating expenses	49,252	207,558	144,604	563,619

Loss before other expenses	(49,252)	(207,558)	(144,604)	(563,619)

Other expenses

Interest expense	(540)	(117)	(1,093)	(117)

Net loss	(49,792)	(207,675)	(145,697)	(563,736)
Net loss per share, basic and diluted	(0.00)*	(0.00)*	(0.00)*	(0.00)*
Weighted average common shares outstanding	136,922,353	127,952,563	136,349,436	124,473,845

'* denotes a loss of less than $(0.01).

GALA GLOBAL INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit
(unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares #	Par value $	Shares #	Par value $	capital $	Deficit $	Total $
Balance, November 30, 2015	–	–	130,047,353	130,047	472,501	(1,066,537)	(463,989)

Shares issued for consulting services – related party	–	–	4,375,000	4,375	66,562	–	70,937

Shares issued for consulting services	–	–	2,500,000	2,500	40,000	–	42,500

Shares issued for conversion of related party payable	166,666	167	–	–	24,000	–	24,167

Shares issued for conversion of related party debt	333,334	333	–	–	48,120	–	48,453

Net loss for the period	–	–	–	–	–	(145,697)	(145,697)

Balance, August 31, 2016	500,000	500	136,922,353	136,922	651,183	(1,212,234)	(423,629)

GALA GLOBAL INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended August 31, 2016 $	For the Nine Months Ended August 31, 2015 $
Operating activities

Net loss for the period	(145,697)	(563,736)
	-
Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt provision	–	7,182
Expenses paid by related parties on behalf of the Company	8,157	–
Stock-based compensation	17,500	271,000
Stock-based compensation – related party	73,855	119,817
Shares issued for extension of property option – related party	–	28,000

Changes in operating assets and liabilities:

Inventory	(4,340)	–
Prepaid expenses	–	(51,117)
Accounts payable and accrued liabilities	11,925	7,895
Accounts payable and accrued liabilities – related party	(22,157)	67,617

Net cash used in operating activities	(60,757)	(113,342)

Investing activities

Advances under loan receivable	–	(12,467)
Repayment of note receivable	–	5,285
		–
Net cash used in investing activities	–	(7,182)

Financing activities

Proceeds from related party debt	–	83,524
Repayments of related party debt	(6,100)	(5,000)
Proceeds from note payable - related party	2,064	42,000
Proceeds from loan payable	65,000	–

Net cash provided by financing activities	60,964	120,524

Increase in cash	207	–

Cash, beginning of period	1,804	–

Cash, end of period	2,011	–

Non-cash investing and financing activities:

Expenses paid by related parties that increased related party debt	8,157	–
Common shares issued for consulting services	17,500	–
Common shares issued for consulting services to a related party	70,937	14,117
Common shares issued to settle outstanding payables	25,000	–
Common shares issued for intangible assets	–	63,750
Preferred shares issued to settle related party payables	24,167	–
Preferred shares issued to settle related party debt	48,453	–

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

1.      Organization and Nature of Operations
Gala Global Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provide garment tailoring and alteration services.
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
The Company, since its change in management effective June 26, 2014, has expanded into the Hemp and Cannabidiol ("CBD") industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. The Company also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.
The Company's services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.
Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2016, the Company has a working capital deficit of $423,629 and an accumulated deficit of $1,212,234. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
a)	Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is November 30.
b)	Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cannabis Ventures Inc. (USA), Cannabis Ventures Inc. (Canada), and CBD Life, Inc, from the date of their acquisition by the Company effective June 26, 2014. All inter-company transactions and balances have been eliminated on consolidation.

2.	Summary of Significant Accounting Policies (continued)
c)	Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
d)	Interim Financial Statements
The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2015 included in our Form 10-K filed with the SEC.
e)	Inventory
Inventory is comprised of Vape Mods and cannabidiol products purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.
f)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of August 31, 2016 and November 30, 2015, there were no cash equivalents.
g)	Financial Instruments
Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loan payable, and amounts due to related parties. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

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
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and nine months ended August 31, 2016 and 2015.
l)	Reclassification
Prior year amounts have been reclassified to conform with the current year presentation
m)	Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions
a)
During the three months ended February 29, 2016, the Company issued 625,000 shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as a director of the Company. The Company incurred consulting services of $17,292 during the nine months ended August 31, 2016. As at August 31, 2016, the Company had a prepaid expense balance of $nil (2015 - $2,917) to the Chief Executive Officer of the Company related to these services.

b)
As at February 29, 2016, the Company issued 625,000 common shares with a fair value of $7,187 to the Chief Financial Officer for consulting services. During the nine months ended August 31, 2016, the Company incurred consulting services of $7,187 (2015 - $nil).

c)
As at August 31, 2016, the Company owed $247,352 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owed is unsecured, non-interest bearing, and due on demand.

d)
As at August 31, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed in unsecured, non-interest bearing, and due on demand.

e)
On August 5, 2016, the Company issued a promissory note for $2,064 to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at August 31, 2016, accrued interest of $4 (2015 - $nil) has been included in accounts payable and accrued liabilities. The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

f)
As at August 31, 2016, the Company owed $200 (2015 - $200) to the Chief Executive Officer of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at August 31, 2016, accrued interest of $2 (2015 - $nil) has been included in accounts payable and accrued liabilities.

g)
As at August 31, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at August 31, 2016, accrued interest of $nil (2015 - $435) has been included in accounts payable and accrued liabilities.

h)
As at August 31, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at August 31, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities.

i)
As at August 31, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding debt and accrued interest.

j)
As at August 31, 2016, the Company owed $79,333 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount is unsecured, non-interest bearing, and due on demand.  During the nine months ended August 31, 2016, the Company incurred legal fees of $27,000 (2015 - $67,500) to this significant shareholder.  On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to related parties of $24,167.

4.    Loans Payable
a)
On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

b)
On April 19, 2016, the Company issued a $3,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

c)
On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.  The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

d)
On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

e)
On June 23, 2016, the Company issued a $10,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.  The promissory note contains a conversion provision in case the company cannot fulfill its obligation.  The terms of the conversion will be determined at the time of conversion.

5.    Stockholders' Equity
(a)	On December 23, 2015, the Company issued 1,250,000 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.
(b)
On December 23, 2015, the Company issued 2,500,000 of shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 1,250,000 shares were issued for the consultant's services as a director, and 1,250,000 shares for services as the Company's Chief Financial Officer.

(c)
On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $21,250 to the Chief Executive Officer of the Company for the consultant's services as a director pursuant to the consulting agreement dated September 1, 2015.

(d)
On December 23, 2015, the Company issued 625,000 of shares of common stock with a fair value of $10,625 to the Chief Executive Officer of the Company for services as the Company's Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(e)	On December 23, 2015, the Company issued 1,250,000 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.
(f)
On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company's board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company's certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42,638, $5,009, and $806 described at Note 4 for a total of $48,453 in outstanding principal and accrued interest.

(g)
As at August 31, 2016, the Company owed 625,000 of shares of common stock with a fair value of $3,750 issuable to the Chief Executive Officer as compensation for consulting services, which has been recorded as accounts payable and accrued liabilities – related party until the shares have been issued.

6.    Commitments
a)
On May 1, 2015, the Company entered into a consulting agreement for website development and maintenance services. Pursuant to the agreement, the consultant is to be compensated by being issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days' notice.

b)
On June 29, 2015, the Company entered into a consulting agreement with the Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company issued 625,000 shares of common stock to the consultant upon execution of the agreement and will issue 625,000 shares of common stock every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice. As of August 31, 2016, the Company has issued 1,250,000 common shares and has recorded an additional 625,000 shares issuable as accounts payable and accrued liabilities – related party.  Refer to Note 5(g).

c)
On September 1, 2015, the Company entered into an agreement with the Chief Executive Officer of the Company for assuming the role of Chief Executive Officer. Pursuant to the agreement, the Company issued 1,250,000 shares of common stock to the Chief Executive Officer upon execution and will issue 1,250,000 shares of common stock every twelve months thereafter. The agreement shall be terminated upon mutual agreement with the Company and the Chief Executive Officer. On October 20, 2016, the Chief Executive Officer resigned and has agreed to forgo any additional compensation due to him as of August 31, 2016.

d)
On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company issued 1,250,000 shares of common stock to the Chief Financial Officer upon execution and will issue 1,250,000 shares of common stock every twelve months as compensation for being the Chief Financial Officer. The Company shall also issue an additional 625,000 shares of common stock to the Chief Financial Officer upon execution and will issue 625,000 shares of common stock every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

e)
On December 14, 2015, the Company entered into a consulting agreement for marketing and promotion services. Pursuant to the agreement, the consultant was issued 1,250,000 shares of common stock on an annual basis until the agreement is cancelled or terminated. Either party may terminate the agreement by providing written thirty days notice.

7.	Subsequent Events
a)	On September 21, 2016, the Company issued a $10,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2016 $	November 30, 2015 $
Current Assets	9,052	7,422
Current Liabilities	432,681	471,411
Working Capital (Deficit)	(423,629)	(463,989)

Cash Flows

	Nine months ended August 31, 2016 $	Nine months ended August 31, 2015 $
Cash Flows from (used in) Operating Activities	(60,757)	(113,342)
Cash Flows from (used in) Investing Activities	-	(7,182)
Cash Flows from (used in) Financing Activities	60,964	120,524
Net Increase (decrease) in Cash During Period	207	-

Operating Expenses

Three Months Ended August 31, 2016 and 2015

During the three months ended August 31, 2016, the Company incurred operating expenses of $49,252 compared with $207,558 during the three months ended August 31, 2015. The Company recorded a $Nil of consulting fees during the three months ended August 31, 2016 compared to $67,900 cost of consulting fees incurred during the three months ended August 31, 2015.  Consulting fees incurred to related parties for management services decreased by $86,720 due to a reduction in the number of officers and directors compensated. General and administrative expenses decreased by $10,186 due to a general decrease in operating activities. General and administrative expenses charged by related parties decreased $13,500 due to a reduction in the rates charge by the Company's related party for legal fees. The Company terminated its property acquisition agreement for the British Columbia, Canada property at the end of 2015 resulting in a reduction of $2,500 in option payments from the prior period. The Company entered into a lease for a new facility during the three months ended August 31, 2016 resulting in $22,500 of rent expense.

Nine Months Ended August 31, 2016 and 2015

During the nine months ended August 31, 2016, the Company incurred operating expenses of $144,604 compared with $563,619 during the nine months ended August 31, 2015. The Company reduced consulting expense by $220,900 during the nine months ended August 31, 2016 compared to the nine months ended August 31, 2015 due to the Company focusing on the commercialization of products derived from the Hemp and Cannabis plant. Consulting fees incurred to related parties for management services decreased by $123,305 due to a reduction in the number of officers and directors compensated during the nine months ended August 31, 2016. General and administrative expenses decreased by $16,128 due to a general decrease in operations. General and administrative expenses charged by related parties decreased by $40,500 when compared to the nine months ended August 31, 2016 due to a reduction in the rates charge by the Company's related party for legal fees. The Company terminated its property acquisition agreement for the British Columbia, Canada property at the end of 2015 resulting in a reduction of $48,500 in option payments from the prior period.  The Company entered into a lease for a new facility March, 2016 resulting in $37,500 of rent expense as of August 31, 2016.

Net Loss

During the three months August 31, 2016, the Company incurred a net loss of $49,792 and a net loss per share of $0.00 compared with a net loss of $207,675 and a net loss per share of $0.00 for the three months ended August 31, 2015 due to the factors discussed above.

During the nine months ended August 31, 2016, the Company incurred a net loss of $145,697 and a net loss per share of $0.00 compared with a net loss of $563,736 and a net loss per share of $0.00 for the nine months ended August 31, 2015 due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2016, the Company has a working capital deficit of $423,629, and an accumulated deficit of $1,212,234. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flow from Operating Activities

During the nine months ended August 31, 2016, the Company used $60,757 of cash in operating activities compared to the use of $113,342 of cash for operating activities during the nine months ended August 31, 2015 for a decrease of $52,585 in cash used in operating activities. The decrease in cash used for operating activities is due to a decrease in the overall operating activity of the Company compared to prior year.

Cash flow from Investing Activities

During the nine months ended August 31, 2016, the Company used $nil of cash for investing activities compared with $7,182 during the nine months ended August 31, 2015. The decrease in the use of cash is due to the fact that the Company had advanced $12,467 to an unrelated party during the nine month period ended August 31, 2015. The Company received a repayment of $5,285, and deemed the remaining balance to be uncollectible. Consequently, the Company recognized bad debt of $7,182 on the loan receivable for uncollectible principal and interest.

Cash flow from Financing Activities

During the nine months ended August 31, 2016, the Company received $60,964 of cash from financing activities compared with $120,524 during the nine months ended August 31, 2015.  During the current period, the Company received $65,000 as loans from unrelated parties and $2,064 in loans from related parties, offset by $6,100 paid to a related party for amounts owed. During the prior period, the Company repaid $5,000 to a related party and received $120,524 in advances from related parties, which included $42,000 from a note payable issued to a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On September 21, 2016, the Company issued a $10,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of August 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company has not maintained effective internal control over financial reporting as of August 31, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of August 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 31, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the nine months ended August 31, 2016, 6,875,000 shares of common stock were issued for consulting services, and 500,000 shares of preferred stock were issued for conversion of debt.  No unregistered sales of equity securities were completed during the nine months ended August 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the nine months ended August 31, 2016 and 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

On October 20, 2016, Calvin Frye, the Chief Executive Officer and a director of the Company, resigned.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
17.0	Resignation of Director
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GALA GLOBAL INC.
(REGISTRANT)

Date: November 4, 2016	/s/ Alison Hess
Allison Hess
President, Chief Financial Officer and Director
(Authorized Officer for Registrant)