Form 10-K
period 2016-11-30
Gala Global Inc.
filed 2017-03-09
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter: $262,797

As of January 24, 2017 the registrant’s outstanding stock consisted of 1,369,224 common shares.

GALA GLOBAL INC.

PART I

Item 1. Description of Business

General

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provide garment tailoring and alteration services.

The Company has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. GALA also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2016 or 2015. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not currently own any property or real estate of any kind. Our mailing address located at 18881 Von Karman Avenue #1440, Irvine, California 92612. We currently do not maintain an office at this time and have no need of a dedicated office at this stage of our business plan.

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

Period	High	Low
Fiscal 2016
First Quarter ended February 29, 2016	$3.00	$1.00
Second Quarter ended May 31, 2016	$2.00	$1.00
Third Quarter ended August 31, 2016	$1.00	$0.00
Fourth Quarter ended November 30, 2016	$2.00	$0.00

Fiscal 2015
First Quarter ended February 28, 2015	$9.00	$31.00
Second Quarter ended May 31, 2015	$5.00	$17.00
Third Quarter ended August 31, 2015	$3.00	$1.00
Fourth Quarter ended November 30, 2015	$2.00	$1.00

Number of Holders

As of November 30, 2016, the 1,369,224 issued and outstanding shares of common stock were held by a total of 52 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2016 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock transactions for the year ended November 30, 2016:

(a)	On December 23, 2015, the Company issued 12,500 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(b)	On December 23, 2015, the Company issued 25,000 of shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 12,500 shares were issued for the consultant’s services as a director, and 12,500 shares for services as the Company’s Chief Financial Officer.

(c)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $21,250 to the former Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(d)	On December 23, 2015, the Company issued 6,250 of shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(e)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

(f)	On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company’s board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42,638, $5,009, and $806 described at Note 4 for a total of $48,453 in outstanding principal and accrued interest.

Stock transactions for the year ended November 30, 2015:

(g)	On January 6, 2015, the Company issued 15,000 shares of common stock with a fair value of $105,000 for advertising consulting services. The fair value of the shares of shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(h)	On January 15, 2015, the Company issued 20,000 shares of common stock with a fair value of $83,000 for business development consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s shares of common stock on the date of the agreement.

(i)	On January 22, 2015, the Company issued 5,000 shares of common stock with a fair value of $39,450 to a former director of the Company for marketing consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(j)	On April 23, 2015, the Company issued 21,250 shares of common stock with a fair value of $63,750 to a former director of the Company for consulting services relating to patent applications. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(k)	On June 16, 2015, the Company issued 14,000 shares of common stock with a fair value of $28,000 as part of a non-refundable payment to further extend the Company’s option to acquire certain property in Vancouver, Canada. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(l)	On May 19, 2015, the Company issued 12,500 shares of common stock with a fair value of $37,500 to the former President of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(m)	On July 28, 2015, the Company issued 6,250 shares of common stock with a fair value of $11,250 to a director of the Company for services relating to the formation and development of business contacts. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(n)	On August 31, 2015, the Company issued 6,250 shares of common stock with a fair value of $17,500 to the Chief Executive Officer of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(o)	On August 31, 2015, the Company issued 8,824 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation of $12,882. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net losses of $170,176 and $679,466, respectively, for the fiscal years ended November 30, 2016 and November 30, 2015. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal years ended November 30, 2016 and 2015, the Company recognized revenue of $nil and $1,592, respectively.

Operating Expenses

Operating expenses for the year ended November 30, 2016 were $168,432 compared with $616,074 for the year ended November 30, 2015. A summary of the operating expenses are as follows:

Analysis of Operating Expenses

	November 30,	November 30,	Variance
Operating Expense	2016	2015	$	%

Bad debts	–	$182	$(182)	N/A
Consulting fees	$17,500	$213,600	$(196,100)	(91.81)%
Consulting fees - related party	$26,354	$219,908	$(193,554)	(88.02)%
General and administrative	$50,028	$57,384	$(7,356)	(12.82)%
General and administrative - related party	$36,000	$76,500	$(40,500)	(52,94)%
Option expense - related party	–	$48,500	$(48,500)	N/A
Rent	$38,550	–	$38,550	N/A
	$168,432	$616,074	$(447,642)	72.66%

Overall, the decrease in operating expenses was partially due to a decrease in the amount of $384,029 for the fair value of common stock issued to officers and consultants of the Company in regards to general advisory services in regards to the cannabis industry. Additionally, the Company saw a decrease in general and administrative fees of $1,601 relating to the Company’s accounting, audit, and legal fees due to a general decrease in operating activity. The Company also saw a decrease in legal fees of $40,500 incurred to a related party due to less services being rendered. The Company also saw a decrease of $48,500 in option expense as the Company decided to discontinue pursuing the purchase of a certain property in Vancouver to facilitate the cultivation of medical marijuana. The decrease in operating expense is offset by an increase of $38,550 in rent expense for a new office rented by the Company in the current fiscal year. The Company had a decrease of $8,391 in overhead and administration expense, and a minor decrease of $566 in transfer agent and filing fees relating to costs incurred with respect to shares issued for consulting services during the year.

Impairment of Intangible Assets

During the year ended November 30, 2015, we issued common stock with a fair value of $63,750 to a former officer of the Company in regards to the filing of an application with Health Canada for the MMPR License (Marihuana for Medical Purposes Regulations). During the year ended November 30, 2015, the Company discontinued the filing process, and recorded an impairment charge of $63,750 for the intangible asset.

Forgiveness of Debt

During the year ended November 30, 2015, we entered into a settlement of debt agreement with a former officer of the Company. Pursuant to the agreement, we paid $4,300 to settle debt of $12,883, therefore recognizing forgiveness of debt of $8,583 in additional paid-in capital.

Net Loss

Net loss for the year ended November 30, 2016 was $170,176 or $(0.12) loss per share compared with a net loss of $679,466 or $(0.54) loss per share for the year ended November 30, 2015 due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2016, the Company had a working capital deficit of $448,108 and an accumulated deficit of $1,236,713. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	November 30, 2016 $	November 30, 2015 $
Current Assets	13,082	7,422
Current Liabilities	(461,190)	(471,411)
Working Capital (Deficit)	(448,108)	(463,989)

As at November 30, 2016, the Company had current assets of $13,082 and current liabilities of $461,190 compared with current assets of $7,422 and current liabilities of $471,411 at November 30, 2015. The decrease in the working capital deficit was largely attributable to an increase of $75,000 for proceeds in loans payable, net of a decrease of $5,460 in amounts due to related parties, $35,741 in loans payable - related parties, $7,998 in accounts payable and accrued liabilities, and $36,022 in accounts payable and accrued liabilities - related party. The decrease in loans payable - related parties is partly attributable to the conversion of $47,805 of principal and $648 of accrued interest owed to a related party offset by $10,000 in procedures received from related parties. The decrease in accounts payable due to related parties was attributable to a decrease of $24,167 owed to a related party through the issuance of preferred shares, and issuance of common shares valued at $53,125 due to company officers as part of their 2015 share based compensation. These decreases in accounts payable due to related parties were offset by $36,000 in legal services incurred and owed to a significant shareholder of the Company.

Cash Flows

	Year ended November 30, 2016 $	Year ended November 30, 2015 $
Cash Flows from (used in) Operating Activities	(70,503)	(126,679)
Cash Flows from (used in) Investing Activities	–	(182)
Cash Flows from (used in) Financing Activities	79,540	128,665
Net Increase (decrease) in Cash During Period	10,841	1,804

Cash flow from Operating Activities

During the year ended November 30, 2016, the Company used $70,503 of cash for operating activities compared to the use of $126,679 of cash for operating activities during the year ended November 30, 2015. The decrease in cash used for operating activities is due to a decrease in the overall operating activity of the Company compared to prior year.

Cash flow from Investing Activities

During the year ended November 31, 2016 the Company used $nil of cash for investing activities compared to $182 for the year ended November 31, 2015. In the prior year, the Company had advanced $12,467 to an unrelated party and received a repayment of $12,285; the remaining balance of $182 was recognized as bad debt as uncollectible principal and interest. There was no such transaction in the current year.

Cash flow from Financing Activities

During the year ended November 30, 2016, $79,540 was provided by financing activities compared to $128,665 provided during the year ended November 30, 2015. During the current year, the Company received $75,000 as loans from unrelated parties, $640 from related parties, $10,000 in notes issued to related parties offset by $6,100 paid to a related party for amounts owed. During the prior year, the Company repaid $12,000 to a related party, received $93,465 in advances from related parties, and received $47,200 in proceeds from notes payable issued to a related parties. The Company required less financing in the year ended November 30, 2016 as fewer operating expenses were incurred in the year as described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

a)	On December 9, 2016, the Company issued a $2,500 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 2% per annum, and is due 180 days from the date of issuance.

b)	On January 3, 2017, the Company issued a $6,000 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 2% per annum, and is due 180 days from the date of issuance.

c)	On January 9, 2017, the Company dissolved its wholly owned subsidiary, CBD Life, Inc.

d)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the beginning of the earliest period presented.

e)	On February 12, 2017, the Company entered into an agreement to acquire 51% of the issued and outstanding common stock of Chill-N-Out Cryotherapy in exchange of the Company's preferred shares. Pursuant to the agreement, the Company shall fund an initial minimum investment of $100,000 within 14 days and up to $250,000 in aggregate within 30 - 45 days of the definitive agreement. Thereafter, the Company will fund an additional $2,750,000 within a 12 month period as needed. After a minimum of an additional 12 months, the Company shall formalize a spin-off of the new subsidiary at 70% to Chill-N-Out and 30% to the Company. On March 1, 2017, the parties agreed to cancel the agreement dated February 12, 2017.

f)	On February 14, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of a to be incorporated company, Controlled Environment Genomics Inc (“CEG Inc.”), in exchange for a new series of the Company’s preferred shares. Pursuant to the agreement, the Company will appoint CEG Inc.’s executive as the Chief Executive officer of the Company. An additional 5,000,000 restricted common shares will also be issued to acquire CEG's intellectual property. In the case that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. The purpose of this acquisition is to retain the services of CEG Inc.’s executive, and to acquire CEG's intellectual property as part of the Company's plan to expand in the cannabis industry.

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

Item 8. Financial Statements

GALA GLOBAL INC.

Consolidated Financial Statements

For the Years Ended November 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Gala Global, Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Gala Global, Inc. as of November 30, 2016 and 2015 the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. as of November 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Salt Lake, City Utah

March __, 2017

GALA GLOBAL INC.

Consolidated Balance Sheets

	November 30, 2016 $	November 30, 2015 $

ASSETS

Current assets
Cash	10,841	1,804
Inventory	2,241	2,701
Prepaid expenses – related parties	–	2,917

Total assets	13,082	7,422

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	20,052	28,050
Accounts payable and accrued liabilities – related party	94,039	130,061
Due to related parties	249,835	255,295
Loans payable	75,000	–
Loans payable - related parties	22,264	58,005

Total liabilities	461,190	471,411

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and nil shares, respectively.	500	–

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 1,369,224 and 1,300,474 shares, respectively.	1,369	1,300

Additional paid-in capital	786,736	601,248

Deficit	(1,236,713)	(1,066,537)

Total stockholders’ deficit	(448,108)	(463,989)

Total liabilities and stockholders’ deficit	13,082	7,422

(The accompanying notes are an integral part of these consolidated financial statements)

GALA GLOBAL INC.

Consolidated Statements of Operations

	Year ended November 30, 2016 $	Year ended November 30, 2015 $

Revenues	–	1,592

Cost of sales	–	798

Gross margin	–	794

Operating expenses
Bad debt	–	182
Consulting fees	17,500	213,600
Consulting fees – related party	26,354	219,908
General and administrative	50,028	57,384
General and administrative – related party	36,000	76,500
Option expense on failed property acquisition - related party	–	48,500
Rent	38,550	–

Total operating expense	168,432	616,074

Loss before other expense	(168,432)	(615,280)

Other expense
Impairment of intangible assets	–	(63,750)
Interest expense	(1,744)	(436)

Total other expense	(1,744)	(64,186)

Net loss	(170,176)	(679,466)
Net loss per share, basic and diluted	(0.12)	(0.52)
Weighted average common shares outstanding	1,369,224	1,300,474

(The accompanying notes are an integral part of these consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional paid-in
	Shares	Par value	Shares	Par value	capital	Deficit	Total
	#	$	#	$	$	$	$

Balance, November 30, 2014	–	–	1,191,400	1,191	193,207	(387,071)	(192,673)

Shares issued for consulting services	–	–	35,000	35	187,965	–	188,000

Shares issued for consulting services - related party	–	–	38,824	39	119,778	–	119,817

Shares issued for intangible asset - related party	–	–	21,250	21	63,729	–	63,750

Shares issued for option payment	–	–	14,000	14	27,986	–	28,000

Forgiveness of related party debt	–	–	–	–	8,583	–	8,583
			–
Net loss for the year	–	–	–	–	–	(679,466)	(679,466)

Balance, November 30, 2015	–	–	1,300,474	1,300	601,248	(1,066,537)	(463,989)

Shares issued for consulting services – related party	–	–	43,750	44	70,893	–	70,937

Shares issued for consulting services	–	–	25,000	25	42,475	–	42,500

Shares issued for conversion of debt	500,000	500	–	–	72,120	–	72,620

Net loss for the year	–	–	–	–	–	(170,176)	(170,176)

Balance, November 30, 2016	500,000	500	1,369,224	1,369	786,736	(1,236,713)	(448,108)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA GLOBAL INC.

Consolidated Statements of Cash Flows

	Year Ended November 30, 2016 $	Year Ended November 30, 2015 $

Operating activities
Net loss for the year	(170,176)	(679,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	–	182
Expenses paid by related parties on behalf of the Company	2,064	–
Impairment of intangible asset	–	63,750
Stock-based compensation	17,500	188,000
Stock-based compensation - related party	26,354	119,817
Shares issued for failed acquisition of property	–	28,000

Changes in operating assets and liabilities:
Inventory	460	(2,701)
Prepaid expenses	–	(2,917)
Accounts payable and accrued liabilities	17,002	32,895
Accounts payable and accrued liabilities – related party	36,293	125,761
Net cash used in operating activities	(70,503)	(126,679)

Investing activities
Advances under loan receivable	–	(12,467)
Repayment of note receivable	–	12,285
		–
Net cash used in investing activities	–	(182)

Financing activities
Proceeds from related party operating advances	640	93,465
Repayments of related party operating advances	(6,100)	(12,000)
Proceeds from note payable - related party	10,000	47,200
Proceeds from loan payable	75,000	–
Net cash provided by financing activities	79,540	128,665

Increase (decrease) in cash	9,037	1,804
Cash, beginning of period	1,804	–
Cash, end of period	10,841	1,804

Non-cash investing and financing activities:
Expenses paid with notes payable - related party	2,064	–
Forgiveness of related party debt offset to equity	–	8,583
Common shares issued for consulting services	17,500	–
Common shares issued to settle accounts payable - related parties	53,125	–
Common shares issued to settle outstanding payables	25,000	–
Common shares issued for intangible assets	–	63,750
Preferred shares issued to settle accounts payable - related parties	24,167	–
Preferred shares issued to settle notes payable - related party and accrued interest	48,453	–

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

1.	Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provide garment tailoring and alteration services.

The Company has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. The Company also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

The Company’s services include the development of cannabinoid based health and wellness products, the development of medical grade compounds, the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2016, the Company has a working capital deficit of $448,108 and an accumulated deficit of $1,236,713. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Cannabis Ventures Inc (USA), Cannabis Ventures Inc (Canada), and CBD Life, Inc. All inter-company transactions and balances have been eliminated on consolidation.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the net realizable value of inventory, share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

2.	Summary of Significant Accounting Policies (continued)

(d)	Inventory

Inventory is comprised of finished goods related to hemp and the CBD industry purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2016 and 2015, there were no cash equivalents.

(f)	Financial Instruments

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

The Company earns revenue from the sale of products related to hemp and CBD, including modified electronic cigarettes and vape pens. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

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

(j)	Foreign Currency Translation

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

 GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

2.	Summary of Significant Accounting Policies (continued)

(k)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended November 30, 2016 and 2015. All effects of the reverse stock split discussed at Note 9(d) has been applied retroactively to calculations of basic and diluted net loss per share for periods presented.

(l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Intangible Asset

In April 2015, the Company incurred costs relating to the commencement of a patent application process at a fair value of $63,750. Refer to Note 6(j). During the year ended November 30, 2015, the Company discontinued the filing process, and recorded an impairment charge for the intangible asset.

4.	Related Party Transactions

a)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as a director of the Company. During the year ended November 30, 2016, the Company incurred consulting services of $13,540 (2015 - $21,250). As at November 30, 2016, the Company had a prepaid expense balance of $nil (2015 - $2,917) to the former Chief Executive Officer of the Company related to these services.

b)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $7,187 to the Chief Financial Officer for consulting services. During the year ended November 30, 2016, the Company incurred consulting services of $12,813 (2015 - $31,875). As at November 30, 2016, the Company owed $5,625 to the Chief Financial Officer, which has been included in accounts payable and accrued liabilities - related party.

c)	As at November 30, 2016, the Company owed $249,835 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at November 30, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

e)	As at November 30, 2016, the Company owed $2,064 (2015 - $nil) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $20 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

4.	Related Party Transactions (continued)

f)	On September 21, 2016, the Company owed $10,000 (2015 - $nil) to the former spouse of a significant shareholder of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $58 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

g)	As at November 30, 2016, the Company owed $200 (2015 - $200) to the former Chief Executive Officer of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $3 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

h)	As at November 30, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount was unsecured, bore interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $nil (2015 - $435) has been included in accounts payable and accrued liabilities - related party. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding notes payable and accrued interest owed to this related party as noted in Note 6(f).

i)	As at November 30, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount was unsecured, bore interest at 1% per annum, and due 180 days from the date of issuance. As at November, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities - related party. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding notes payable and accrued interest owed to this related party as noted in Note 6(f).

j)	As at November 30, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount was unsecured, bore interest at 1% per annum, and due 180 days from the date of issuance. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding notes payable and accrued interest owed to this related party as noted in Note 6(f).

k)	As at November 30, 2016, the Company owed $79,333 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related party. The amount is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2016, the Company incurred legal fees of $36,000 (2015 - $76,500) to this significant shareholder. On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to related parties of $24,167.

l)	During the year ended November 30, 2016, the Company recognized revenue of $nil (2015 - $1,592) from a Company controlled by significant shareholders of the Company.

m)	During the year ended November 30, 2016, the Company incurred $nil (2015 - $101,500) in consulting fees to the former President of the Company. During the year ended November 30, 2015, the Company issued 21,324 shares of common stock with a fair value of $51,617 to settle the amount owing in addition to paying $8,300 to settle debt owed to the former President of the Company. During the year ended November 30, 2015, $33,000 of the amount owing was paid by a significant shareholder and the remainder of $8,583 has been forgiven and recorded as additional paid-in capital.

n)	On May 9, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”).

On May 9, 2015, the Company entered into an addendum with the owner of the property. In addition to the nonrefundable payment of $2,500 a month to extend the Contract, the Company issued 1,400 shares of common stock on June 16, 2015 as part of the non-refundable deposit towards the purchase of the property. During the year ended November 30, 2016, the Company paid $nil (2015 - $48,500).

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

5.	Loans Payable

a)	On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

b)	On April 19, 2016, the Company issued a $3,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

c)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

d)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

e)	On June 23, 2016, the Company issued a $10,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance.

6.	Stockholders’ Equity

Stock transactions for the year ended November 30, 2016:

(a)	On December 23, 2015, the Company issued 12,500 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(b)	On December 23, 2015, the Company issued 25,000 shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 12,500 shares were issued for the consultant’s services as a director, and 12,500 shares for services as the Company’s Chief Financial Officer.

(c)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $21,250 to the former Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(d)	On December 23, 2015, the Company issued 6,250 of shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(e)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

(f)	On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company’s board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42,638, $5,009, and $806 described at Note 4 for a total of $48,453 in outstanding principal and accrued interest.

Stock transactions for the year ended November 30, 2015:

(g)	On January 6, 2015, the Company issued 15,000 shares of common stock with a fair value of $105,000 for advertising consulting services. The fair value of the shares of shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

6.	Stockholders’ Equity (continued)

(h)	On January 15, 2015, the Company issued 20,000 shares of common stock with a fair value of $83,000 for business development consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s shares of common stock on the date of the agreement.

(i)	On January 22, 2015, the Company issued 5,000 shares of common stock with a fair value of $39,450 to a former director of the Company for marketing consulting services. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(j)	On April 23, 2015, the Company issued 21,250 shares of common stock with a fair value of $63,750 to a former director of the Company for consulting services relating to patent applications. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(k)	On June 16, 2015, the Company issued 14,000 shares of common stock with a fair value of $28,000 as part of a non-refundable payment to further extend the Company’s option to acquire certain property in Vancouver, Canada. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(l)	On May 19, 2015, the Company issued 12,500 shares of common stock with a fair value of $37,500 to the former President of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(m)	On July 28, 2015, the Company issued 6,250 shares of common stock with a fair value of $11,250 to a director of the Company for services relating to the formation and development of business contacts. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

(n)	On August 31, 2015, the Company issued 6,250 shares of common stock with a fair value of $17,500 to the former Chief Executive Officer of the Company for consulting services rendered. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement. Refer to Note 8(b).

(o)	On August 31, 2015, the Company issued 8,824 shares of common stock with a fair value of $14,117 to the former President of the Company as settlement for his outstanding compensation of $12,882. The fair value of the shares of common stock was calculated based on the closing price of the Company’s common shares on the date of the agreement.

7.	Commitments

On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company is to issue 12,500 shares of common stock to the Chief Financial Officer upon execution and every twelve months as compensation for being the Chief Financial Officer. The Company shall also issue an additional 6,250 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

8.	Income Taxes

As at November 30, 2016, the Company has $827,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at November 30, 2016, the Company had no uncertain tax positions and has not filed tax returns since its inception. All prior tax years from inception will be subject to examination by major tax jurisdictions when they are filed.

	2016 $	2015 $

Net loss before taxes	(170,176)	(679,466)
Statutory rate	34%	34%

Computed expected tax recovery	(57,860)	(231,017)
Permanent differences	–	114,177
Redetermination of prior year taxes	(86,588)	–
Change in Valuation allowance	144,448	116,840

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at November 30, 2016 and 2015 are as follows:

	2016 $	2015 $

Net operating losses carried forward	281,180	248,445
Related party share based compensation	21,498	–
Share based compensation	58,269	–
Payables to related parties	31,946	–
Valuation allowance	(392,893)	(248,445)

Net deferred income tax asset	–	–

9.	Subsequent Events

(a)	On December 9, 2016, the Company issued a $2,500 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 2% per annum, and is due 180 days from the date of issuance.

(b)	On January 3, 2017, the Company issued a $6,000 promissory note to a related party. Under the terms of the note, the amount due is unsecured, bears interest at 2% per annum, and is due 180 days from the date of issuance.

(c)	On January 9, 2017, the Company dissolved its wholly owned subsidiary, CBD Life, Inc.

(d)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(e)	On February 12, 2017, the Company entered into an agreement to acquire 51% of the issued and outstanding common stock of Chill-N-Out Cryotherapy in exchange of the Company's preferred shares. Pursuant to the agreement, the Company shall fund an initial minimum investment of $100,000 within 14 days and up to $250,000 in aggregate within 30 - 45 days of the definitive agreement. Thereafter, the Company will fund an additional $2,750,000 within a 12 month period as needed. After a minimum of an additional 12 months, the Company shall formalize a spin-off of the new subsidiary at 70% to Chill-N-Out and 30% to the Company. On March 1, 2017, the parties agreed to cancel the agreement dated February 12, 2017.

GALA GLOBAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2016 and 2015

9.	Subsequent Events (continued)

(f)	On February 14, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of a to be incorporated company, Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares. Pursuant to the agreement, the Company will appoint CEG Inc.’s executive as the Chief Executive officer of the Company. An additional 5,000,000 restricted common shares will also be issued to acquire CEG's intellectual property. In the case that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. The purpose of this acquisition is to retain the services of CEG Inc.’s executive, and to acquire CEG's intellectual property as part of the Company's plan to expand in the cannabis industry.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2016.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2016 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Allison Hess	26	President, CEO, Secretary, Treasurer, Chief Financial Officer and Director

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

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
Allison Hess, CEO, President, Secretary, Treasurer, CFO	2016	0	0	12,812	0	0	0	0	12,812
	2015	0	0	31,875	0	0	0	0	31,875

Calvin Frye, Former Chairman and CEO	2016	0	0	13,542	0	0	0	0	13,542
	2015	0	0	35,833	0	0	0	0	35,833

Harold Millburn, Former President, CEO, CFO,	2016	0	0	0	0	0	0	0	0
Treasurer	2015	0	0	51,617	0	0	0	49,883	101,500

George Lefevre, Former Chairman, President, CEO, Treasurer, CFO	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Position(s) (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Calvin Frye, Former Chairman and Principal Executive Officer	0	0	0	0	0	0	0	0	0

Allison Hess, CEO, President, Secretary, Treasurer, CFO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended November 30, 2016 and 2015.

We had no warrants or stock options issued or outstanding during the fiscal years ending November 30, 2016 and 2015.

Director Compensation

(a)	On June 29, 2015, the Company entered into a consulting agreement with the former Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company shall issue 6,250 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice.

(b)	On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company shall issue 12,500 shares of common stock to the Chief Financial Officer upon execution and every twelve months to compensation for being the Chief Financial Officer. The Company shall also issue an additional 6,250 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

(c)	On September 1, 2015, the Company entered into an agreement with the former Chief Executive Officer of the Company for assuming the role as Chief Executive Officer. Pursuant to the agreement, the Company shall issue 12,500 shares of common stock to the Chief Executive Officer upon execution and every twelve months. The agreement shall be terminated upon mutual agreement with the Company and the former Chief Executive Officer.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of November 30, 2016, we had a total of 1,369,224 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Calvin Frye, Former Chairman and former Principal Executive Officer	Common Shares	25,000	1.826%
Allison Hess, CEO, President, Secretary, Treasurer, CFO	Common Shares	25,000	1.826%
James Haas, Significant shareholder	Common Shares	389,986	28.482%
George Lefevre, Significant shareholder	Common Shares	177,350	12.953%
Owen Naccarato, Significant shareholder	Common Shares	188,550	13.771%
All Officers and Directors as a Group	Common Shares	805,886	55.381%

Item 13. Certain Relationships, Related Transactions and Director Independence

a)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as a director of the Company. During the year ended November 30, 2016, the Company incurred consulting services of $13,540 (2015 - $21,250). As at November 30, 2016, the Company had a prepaid expense balance of $nil (2015 - $2,917) to the former Chief Executive Officer of the Company related to these services.

b)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $7,187 to the Chief Financial Officer for consulting services. During the year ended November 30, 2016, the Company incurred consulting services of $25,936 (2015 - $31,875). As at November 30, 2016, the Company owed $5,625 to the Chief Financial Officer, which has been recorded in accounts payable and accrued liabilities - related party.

c)	As at November 30, 2016, the Company owed $249,835 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at November 30, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

e)	As at November 30, 2016, the Company owed $2,064 (2015 - $nil) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $20 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

f)	On September 21, 2016, the Company owed $10,000 (2015 - $nil) to the former spouse of a significant shareholder of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $58 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

g)	As at November 30, 2016, the Company owed $200 (2015 - $200) to the former Chief Executive Officer of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $3 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

h)	As at November 30, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $nil (2015 - $435) has been included in accounts payable and accrued liabilities - related party.

i)	As at November 30, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at November, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities - related party.

j)	As at November 30, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding debt and accrued interest.

k)	As at November 30, 2016, the Company owed $79,333 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related party. The amount is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2016, the Company incurred legal fees of $36,000 (2015 - $76,500) to this significant shareholder. On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to related parties of $24,167.

l)	During the year ended November 30, 2016, the Company recognized revenue of $nil (2015 - $1,592) from a Company controlled by significant shareholders of the Company.

m)	During the year ended November 30, 2016, the Company incurred $nil (2015 - $101,500) in consulting fees to the former President of the Company. During the year ended November 30, 2015, the Company issued 21,324 shares of common stock with a fair value of $51,617 to settle the amount owing in addition to paying $8,300 to settle debt owed to the former President of the Company. During the year ended November 30, 2015, $33,000 of the amount owing was paid by a significant shareholder and the remainder of $8,583 has been forgiven and recorded as additional paid-in capital.

n)	On May 9, 2014, CVI (Canada) entered into a contract to acquire certain property in Vancouver, Canada for $600,000 (“the Contract”).

On May 9, 2015, the Company entered into an addendum with the owner of the property. In addition to the nonrefundable payment of $2,500 a month to extend the Contract, the Company is to issue 1,400 shares of common stock as part of a non-refundable deposit towards the property. On June 16, 2015, 1,400 shares of common stock were issued to the property owner.

During the year ended November 30, 2016, the Company paid $nil (2015 - $48,500) under the term of a contract to purchase property in Vancouver, Canada to a director of CVI.

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Pritchett, Siler and Hardy PC for the year ended November 30, 2016 and 2015:

	For the Year Ended November 30,
	2016	2015
Audit Fees	$13,500	$7,850
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$13,500	$7,850

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

GALA GLOBAL INC.

By: /s/ Allison Hess
Date: March 9, 2017	Allison Hess
Chairman and Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allison Hess	Chairman and Principal Executive Officer	March 9, 2017
Allison Hess

