Form 10-K/A
period 2016-11-30
Gala Global Inc.
filed 2017-03-23
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended November 30, 2016 originally filed on March 9, 2017 (the “Original Filing”) by Gala Global, Inc., a Nevada corporation (the “Company””). We are filing this Amendment to include the dated report of our Independent Registered Public Accounting Firm that was inadvertently omitted from the Original Filing.

Except as described above, no other changes have been made to the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Salt Lake, City Utah

March 9, 2017

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

GALA GLOBAL INC.

By: /s/ Allison Hess
Date: March 23, 2017	Allison Hess
Chairman and Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allison Hess	Chairman and Principal Executive Officer	March 23, 2017
Allison Hess

