Form 10-Q
period 2017-02-28
Gala Global Inc.
filed 2017-04-18
CIK 1513403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 4, 2017 the registrant had 3,247,936 shares of common stock outstanding.

GALA GLOBAL INC.

2

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three Month Periods Ended February 28, 2017 and February 29, 2016

Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statements of Cash Flows (unaudited)	6
Notes to the Condensed Consolidated Financial Statements (unaudited)	7

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	February 28, 2017 $	November 30, 2016 $

ASSETS

Current assets
Cash	–	10,841
Inventory	2,241	2,241

Total assets	2,241	13,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	62	–
Accounts payable and accrued liabilities	15,136	20,052
Accounts payable and accrued liabilities – related party	103,127	94,039
Due to related parties	266,135	249,835
Loans payable	75,200	75,200
Loans payable - related parties	22,064	22,064

Total liabilities	481,724	461,190

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 shares with a par value of $0.001 per share issued and outstanding: 500,000 shares, respectively	500	500
Common stock	1,369	1,369
Authorized: 500,000,000 shares with a par value of $0.001 per share issued and outstanding: 1,369,224 shares, respectively
Additional paid-in capital	786,736	786,736
Deficit	(1,268,088)	(1,236,713)

Total stockholders’ deficit	(479,483)	(448,108)

Total liabilities and stockholders’ deficit	2,241	13,082

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended February 28, 2017 $	Three months ended February 29, 2016 $

Operating expenses
Consulting fees	–	17,500
Consulting fees – related party	–	6,458
General and administrative	10,652	11,919
General and administrative – related party	19,000	9,000
Rent	1,050	–

Total operating expense	30,702	44,877

Loss before other expense	(30,702)	(44,877)

Other expense
Interest expense	(673)	(316)

Net loss	(31,375)	(45,193)

Net loss per share, basic and diluted	(0.02)	(0.03)

Weighted average common shares outstanding	1,369,224	1,352,036

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended February 28, 2017 $	For the Three Months Ended February 29, 2016 $

Operating activities

Net loss for the period	(31,375)	(45,193)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	17,500

Changes in operating assets and liabilities:
Inventory	–	460
Prepaid expenses	–	6,458
Bank overdraft	62	–
Accounts payable and accrued liabilities	(416)	9,595
Accounts payable and accrued liabilities – related party	9,088	9,213

Net cash used in operating activities	(22,641)	(1,967)

Financing activities
Proceeds from (due to) related parties	11,800	–
Repayments of related party debt	–	(5,960)
Proceeds from note payable - related party	–	20,000

Net cash provided by financing activities	11,800	14,040

Increase (decrease) in cash	(10,841)	12,073

Cash, beginning of period	10,841	1,804

Cash, end of period	–	13,877

Non-cash investing and financing activities:

Expenses paid with related party advances	4,500	–
Common shares issued for compensation to a related party	–	17,500
Preferred shares issued to settle related party payables	–	24,167
Preferred shares issued to settle related party debt	–	48,453

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

1.   Organization and Nature of Operations

Gala Global Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was formed to provide garment tailoring and alteration services.

The Company has has expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion is focusing on the development, research, and commercialization of products derived from the Hemp and Cannabis plant. The Company currently is finalizing its marketing strategy for a new CBD flavored thin-film strip. The film strip delivery system uses a dissolving film strip that is absorbed in the mouth. The film-strip method is an advanced method of providing CBD for dietary supplement. The Company also is seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2017, the Company has a working capital deficit of $479,483 and an accumulated deficit of $1,268,088. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cannabis Ventures Inc. (USA), Cannabis Ventures Inc. (Canada), from the date of their acquisition by the Company effective June 26, 2014 and CBD Life, Inc. from June 26, 2014 (date of acquisition) to December 30, 2016 (date of dissolution). All inter-company transactions and balances have been eliminated on consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

d)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2016 included in our Form 10-K filed with the SEC.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2017 and November 30, 2016, there were no cash equivalents.

g)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loans payable, and amounts due to related parties. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

h)	Revenue Recognition

The Company earns revenue from the sale of Vape Mods, which are modified electronic cigarettes and vape pens. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

i)	Stock-based Compensation

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

j)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three months ended February 28, 2017 and February 29, 2016.

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

k)	Recent Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Related Party Transactions

a)	As at February 28, 2017, the Company owed $266,135 (November 30, 2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owed is unsecured, non-interest bearing, and due on demand.

b)	As at February 28, 2017, the Company owed $10,000 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed in unsecured, non-interest bearing, and due on demand.

c)	As at February 28, 2017, the Company owed $2,064 (November 30, 2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at February 28, 2017, accrued interest of $35 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities - related parties.

d)	As at February 28, 2017, the Company owed $10,000 (November 30, 2016 - $10,000) to the former spouse of a significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at February 28, 2017, accrued interest of $134 (November 30, 2016 - $58) has been included in accounts payable and accrued liabilities - related party.

e)	As at February 28, 2017, the Company owed $97,333 (November 30, 2016 - $88,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount is unsecured, non-interest bearing, and due on demand. During the period ended February 28, 2017, the Company incurred legal fees of $19,000 (2016 - $9,000) to this significant shareholder.

4.   Stockholders’ Equity

(a)	As at February 28, 2017, the Company had 1,875 of shares of common stock with a fair value of $5,625 (November 30, 2016 - $5,625) issuable to the Chief Financial Officer as compensation for consulting services, which has been included in accounts payable and accrued liabilities – related parties.

5.   Subsequent Events

(a)	On March 15, 2017, the Company issued a promissory note for $88,333 to a significant shareholder. On March 22, 2017, the Company converted the full principal of $88,333 of the promissory note to 490,742 shares of common stock.

(b)	On March 15, 2017, the Company issued a promissory note for $249,835 to a significant shareholder. On March 22, 2017, the Company converted the full principal of $249,835 of the promissory note to 1,387,970 shares of common stock.

(c)	On March 30, 2017, the Company entered into a consulting agreement with two significant shareholders. Pursuant to the agreements, each consultant is to be compensated with 10,000,000 shares per annum. In addition, each consultant shall receive 1% of the issued and outstanding stock of the Company every six months during the term of the agreement. Each consultant shall also be paid a commission on any new business transactions introduced to the Company by the consultant at a rate of 10% of the net fee received by the Company from the new businesses. The Company may terminate the agreement upon providing 10 days of written notice to the consultant. The agreements commence on March 30, 2017 and are effective until March 30, 2021.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital

	February 28, 2017 $	November 30, 2016 $
Current Assets	2,241	13,082
Current Liabilities	(481,724)	(461,190)
Working Capital (Deficit)	(479,483)	(448,108)

Cash Flows

	Three months ended February 28, 2017 $	Three months ended February 29 2016 $
Cash Flows from (used in) Operating Activities	(22,641)	(1,967)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	11,800	14,040
Net Increase (decrease) in Cash During Period	(10,841)	12,073

Three Months Ended February 29, 2016 and February 29, 2016

Operating Expenses

During the three months ended February 28, 2017, the Company incurred operating expenses of $30,702 compared with $44,877 during the three months ended February 29, 2016. The decrease in the current period is due to a decrease of $23,958 in consulting expense. The Company reduced the amount of services utilized from third parties and relating parties related to business development and marketing services in the current year. The decrease is also due to a decrease of $1,267 in general and administrative expenses for various professional fees and administrative costs. Decreases were offset by an additional $10,000 in legal fees from a related party for work completed for the reverse stock split, and $1,050 in rent for a new office in the current period.

Net Loss

During the three months ended February 28, 2017, the Company incurred a net loss of $31,375 and a net loss per share of $0.02 compared with a net loss of $45,193 and a net loss per share of $0.03 for the three months ended February 29, 2016 due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2017, the Company has a working capital deficit of $479,483 and an accumulated deficit of $1,268,088. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flow from Operating Activities

During the three months ended February 28, 2017, the Company used cash of $22,641 in operating activities compared to the use of $1,967 of cash for operating activities during the three months ended February 29, 2016 for an increase of $20,674 in cash used in operating activities. Cash used for operating activities increased due to the Company paying off vendors for general operating expenditures, offset by an increase in accounts payable to related parties. In the prior year, the Company had compensated certain expenses by stock and had outstanding prepaid amounts as well as increases in balances owed to third and related party vendors.

Cash flow from Financing Activities

During the three months ended February 28, 2017, the Company received $11,800 of cash from financing activities compared with $14,040 of cash from financing activities during the three months ended February 29, 2016. In the prior period, the Company received $20,000 as a loan from a related party, offset by $5,960 paid to a related party for amounts owing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On March 15, 2017, the Company issued a promissory note for $88,333 owed to a significant shareholder. On March 22, 2017, the Company converted the full principal of $88,333 of the promissory note to 490,742 shares of common stock.

(b)	On March 15, 2017, the Company issued a promissory note for $249,835 owed to a significant shareholder. On March 22, 2017, the Company converted the full principal of $249,835 of the promissory note to 1,387,970 shares of common stock.

(c)	On March 30, 2017, the Company entered into a consulting agreement with two significant shareholders. Pursuant to the agreements, each consultant is to be compensated with 10,000,000 shares per annum. In addition, each consultant shall receive 1% of the issued and outstanding stock of the Company every six months during the term of the agreement. Each consultant shall also be paid a commission on any new business transactions introduced to the Company by the consultant at a rate of 10% of the net fee received by the Company from the new businesses. The Company may terminate the agreement upon providing 10 days of written notice to the consultant. The agreements commence on March 30, 2017 and are effective until March 30, 2021.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of February 28, 2017, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of February 28, 2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended February 28, 2017, there were no equity transactions. No unregistered sales of equity securities were completed during the three months ended February 28, 2017.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three months ended February 28, 2017 or February 29, 2016.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.      OTHER INFORMATION

None noted

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GALA GLOBAL INC.
(REGISTRANT)

Date: April 18, 2017	/s/ Timothy Madden
Timothy Madden
Chief Executive Officer
(Authorized Officer for Registrant)

