Form 10-Q
period 2017-05-31
Gala Global Inc.
filed 2017-07-28
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

(775) 321-8238

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 25, 2017 the registrant had 38,301,561 shares of common stock outstanding.

GALA GLOBAL INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Six Month Periods Ended May 31, 2017 and 2016

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	May 31, 2017 $	November 30, 2016 $
ASSETS

Current assets

Cash	251,553	10,841
Loan receivable – related party	5,000	–
Prepaid deposits – related party	100,000	–
Inventory	2,241	2,241

Total assets	358,794	13,082

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	17,516	20,052
Accounts payable and accrued liabilities – related party	16,459	94,039
Due to related parties	31,367	249,835
Loans payable	75,200	75,200
Loans payable - related parties	30,564	22,064
Convertible note, net of unamortized discount of $268,248 and $nil, respectively	11,752	–
Derivative liabilities	315,989	–

Total liabilities	498,847	461,190

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock
Authorized: 10,000,000 shares with a par value of $0.001 per share issued and outstanding: 500,000 shares	500	500
Common stock
Authorized: 500,000,000 shares with a par value of $0.001 per share issued and outstanding: 32,747,936 and 1,369,224 shares, respectively	32,748	1,369

Additional paid-in capital	1,877,255	786,736

Deferred compensation	(409,370)	–

Deficit	(1,641,186)	(1,236,713)

Total stockholders’ equity (deficit)	(140,053)	(448,108)

Total liabilities and stockholders’ equity (deficit)	358,794	13,082

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended May 31, 2017 $	Three months ended May 31, 2016 $	Six months ended May 31, 2017 $	Six months ended May 31, 2016 $

Operating expenses

Consulting fees	–	–	–	17,500
Consulting fees – related party	46,109	8,907	46,109	15,365
General and administrative	14,601	17,568	25,253	29,487
General and administrative – related party	37,521	9,000	56,521	18,000
Rent	1,400	15,000	2,450	15,000

Total operating expense	99,631	50,475	130,333	95,352

Loss before other expense	(99,631)	(50,475)	(130,333)	(95,352)

Other expense

Change in fair value of derivative liability	(10,032)	–	(10,032)	–
Interest expense	(175,101)	(237)	(175,774)	(553)
Loss on settlement of related party debt	(88,334)	–	(88,334)	–

Total other expense	(273,467)	(237)	(274,140)	(553)

Net loss	(373,098)	(50,712)	(404,473)	(95,905)

Net loss per share, basic and diluted	(0.02)	(0.04)	(0.04)	(0.07)

Weighted average common shares outstanding	19,267,388	1,369,224	10,367,208	1,360,630

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended May 31, 2017 $	Six months ended May 31, 2016 $
Operating activities
Net loss for the period	(404,473)	(95,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	9,340	–
Amortization of debt issuance costs	2,412	–
Change in fair value of derivative liability	10,032	–
Common shares issued for consulting services and compensation – related party	80,630	17,500
Derivative expense	161,353	–
Loss on settlement of related party debt	88,334	–
Changes in operating assets and liabilities:
Inventory	–	460
Inventory deposits	–	(4,800)
Prepaid expenses – related party	–	15,364
Accounts payable and accrued liabilities	1,904	10,396
Accounts payable and accrued liabilities – related party	10,813	18,214
Net cash used in operating activities	(39,655)	(38,771)

Investing activities
Loan issued to related party	(5,000)	–
Net cash used in investing activities	(5,000)	–

Financing activities
Proceeds from related party advances	26,867	–
Repayments of related party debt	–	(5,960)
Proceeds from note payable - related party	8,500	45,000
Proceeds from convertible note	250,000	–
Net cash provided by financing activities	285,367	39,040

Increase in cash	240,712	269

Cash, beginning of period	10,841	1,804

Cash, end of period	251,553	2,073

Non-cash investing and financing activities:
Common shares issued for consulting services – related party	80,630	17,500
Common shares issued for deferred compensation	409,370	–
Common shares issued for settlement of related party debt	426,501	–
Common shares issued for deposit on intangible assets	100,000	–
Common shares issued for payment of outstanding payables	–	25,000
Expenses paid with related party advances	4,500	–
Preferred shares issued to settle related party payables	–	24,603
Preferred shares issued to settle related party loans payable	–	47,805

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2017, the Company has generated no revenues and has an accumulated deficit of $1,641,186. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ended November 30, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2016 included in our Form 10-K filed with the SEC.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, valuation of derivative liability and share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)	Inventory

Inventory is comprised of Vape Mods purchased for resale, and is recorded at the lower of cost or net realizable value on a first-in first-out basis. The Company establishes inventory reserves for estimated obsolete or unsaleable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future market conditions.

(f)	Financial Instruments

Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loans payable, and amounts due to related parties. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

(g)	Revenue Recognition

The Company earns revenue from the sale of Vape Mods, which are modified electronic cigarettes and vape pens. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services. There were no sales during any of the periods presented.

(h)	Stock-based Compensation

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

(i)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2017, the Company had 486,873 (November 30, 2016 – nil) potentially dilutive shares outstanding.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(j)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations.

(k)	Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

(l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the six months ended May 31, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 for compensation of which $80,630 was expensed during the period and the remaining $409,370 was recorded as deferred compensation within shareholders’ equity.

4.	Convertible Debenture

On May 15, 2017, the Company entered into a $280,000 promissory note agreement with a non-related party for proceeds of $250,000, which is net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and is due on November 30, 2017. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion limited by a conversion floor price of $0.05 per share.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. As at May 31, 2017, the carrying value of the convertible debenture was $11,752 and the unamortized discount on the convertible debenture was $268,248, which includes $135,264 of unamortized discount on the convertible note and $132,984 of unamortized debt issuance costs incurred.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

5.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 3, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of May 15, 2017 was $305,957 calculated using the binomial option pricing model. $144,604 was applied against the net proceeds received from promissory note as a conversion discount and the remaining $161,353 was included in interest expense. During the three and six months ended May 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $10,032 (2016 - $nil). As at May 31, 2017, the Company recorded a derivative liability of $315,989 (November 30, 2016 - $nil).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended May 31, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
May 15, 2017 convertible debenture:
As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.5
As at May 31, 2017 (mark-to-market)	267%	1.08%	0%	0.5

6.	Related Party Transactions

(a)	As at May 31, 2017, the Company owed $30,567 (November 30, 2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the period ended May 31, 2017, the Company settled $249,835 of related party debt with the issuance of 1,387,979 common shares. Refer to Note 7(b). The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at May 31, 2017, the Company owed $10,000 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed in unsecured, non-interest bearing, and due on demand.

(c)	As at May 31, 2017, the Company owed $2,064 (November 30, 2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at May 31, 2017, accrued interest of $51 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities.

(d)	As at May 31, 2017, the Company owed $2,500 (November 30, 2016 - $nil) to a significant shareholder of the Company. The amount is unsecured, bears interest at 2% per annum, and due 180 days from the date of issuance. As at May 31, 2017, accrued interest of $49 (November 30, 2016 - $nil) has been included in accounts payable and accrued liabilities.

(e)	As at May 31, 2017, the Company owed $6,000 (November 30, 2016 - $nil) to a significant shareholder of the Company. The amount is unsecured, bears interest at 2% per annum, and due 180 days from the date of issuance. As at May 31, 2017, accrued interest of $109 (November 30, 2016 - $nil) has been included in accounts payable and accrued liabilities.

(f)	As at May 31, 2017, the Company owed $10,000 (November 30, 2016 - $10,000) to the former spouse of a significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at May 31, 2017, accrued interest of $210 (November 30, 2016 - $58) has been included in accounts payable and accrued liabilities - related party.

(g)	As at May 31, 2017, the Company owed $10,500 (November 30, 2016 - $79,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the three and six months ended May 31, 2017, the Company settled $88,333 of related party debt with the issuance of 490,742 common shares. Refer to Note 7(b).

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

6.	Related Party Transactions (continued)

(h)	On May 8, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares, and issue 5,000,000 restricted common shares in exchange for CEG's intellectual property. In the event that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. As at May 31, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to the Chief Executive Officer of the Company as a deposit for the proposed acquisition of intangible assets. As at May 31, 2017, the agreement to acquire the common stock of CEG Inc. and the intangible assets has not been finalized. Refer to Note 7(i).

(i)	During the six months ended May 31, 2017, the Company issued 23,000,000 common shares with a fair value of $460,000 to officers and directors of the Company as compensation for services for a period of one year. On May 8, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation of services for a period of one year. As at May 31, 2017, the Company recorded compensation expense of $80,630 and the remaining fair value of $409,370 has been recorded as deferred compensation within shareholders’ equity.

(j)	During the six months ended May 31, 2017, the Company loaned $5,000 (November 30, 2016 - $nil) to a company controlled by an officer of the Company for day-to-day expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

7.	Common Shares

(a)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(b)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company for legal services performed. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(c)	On March 22, 2017, the Company issued 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company.

(d)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. The common shares were valued based on the fair value of the services to be provided. As at May 31, 2017, deferred compensation of $165,479 has been recorded in prepaid expense.

(e)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. The common shares were valued based on the fair value of the services to be provided. As at May 31, 2017, deferred compensation of $165,479 has been recorded in deferred compensation.

(f)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. The common shares were valued based on the fair value of the services to be provided. As at May 31, 2017, deferred compensation of $24,822 has been recorded in deferred compensation.

(g)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services for a period of twelve months from the date of issuance. The common shares were valued based on the fair value of the services to be provided. As at May 31, 2017, deferred compensation of $24,822 has been recorded in deferred compensation.

(h)	On May 17, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services for a period of twelve months from the date of issuance. The common shares were valued based on the fair value of the services to be provided. As at May 31, 2017, deferred compensation of $28,767 has been recorded in deferred compensation.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

7.	Common Shares (continued)

(i)	On May 17, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company for the purchase of intangible assets.

8.	Share Purchase Warrants

On May 15, 2017, the Company issued 486,783 share purchase warrants with an exercise price of $0.09 per share for a period of five years. The fair value of the share purchase warrants was $105,396, calculated using the binomial option pricing model assuming no expected dividends, volatility of 199%, expected life of 5 years, and a risk free rate of 1.05%. The fair value of the share purchase warrants were recorded in the consolidated statement of operations as interest expense.

	Number of warrants	Weighted average exercise price $
Balance, November 30, 2016	–	–
Issued	486,783	0.09

Balance, May 31, 2017	486,783	0.09

9.	Commitments

(a)       On March 30, 2017, the Company entered into the following consulting and management agreements:

•	With a director of the Company for management and legal services for a period of four years, subject to termination upon providing 10 days written notice. The Company is to provide compensation of 10,000,000 common shares of the Company per annum and 1% of the issued and outstanding common shares of the Company on September 30th of each fiscal year of this agreement;

•	With a significant shareholder of the Company for consulting services for a period of four years, subject to termination upon providing 10 days written notice. The Company is to provide compensation of 10,000,000 common shares of the Company per annum and 1% of the issued and outstanding common shares of the Company on September 30th of each fiscal year of this agreement;

•	With the Chief Financial Officer of the Company for management and consulting services for a period of four years, subject to termination upon providing 10 days written notice. The Company is to provide compensation of 1,500,000 common shares of the Company per annum and 1% of the issued and outstanding common shares of the Company on September 30th of each fiscal year of this agreement; and

•	With a consultant of the Company for consulting services for consulting services for a period of four years, subject to termination upon providing 10 days written notice. The Company is to provide compensation of 1,500,000 common shares of the Company per annum and 1% of the issued and outstanding common shares of the Company on September 30th of each fiscal year of this agreement.

(b)	On May 8, 2017, the Company entered into a consulting and management agreement with the Chief Executive Officer of the Company for management and consulting services until March 30, 2020, subject to termination upon providing 10 days written notice. The Company is to provide compensation of 1,500,000 common shares of the Company per annum, and issue 1% of the issued and outstanding common shares of the Company on November 1st of each fiscal year of this agreement. In addition, the Company is to compensate $10,000 per month until the sale of the 1,500,000 common shares or the fair value of the 1% of the issued and outstanding common shares issued on November 1st of each fiscal year equals or exceeds $10,000 per month ($120,000 per annum).

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

10.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the condensed consolidated financial statements, and the following subsequent events:

(a)	On June 13, 2017, the Company issued 1,500,000 common shares to a non-related party for consulting services.

(b)	On June 23, 2017, the Company issued 1,500,000 common shares for cash pursuant to a Stock Purchase Agreement at $.08 per share.

(c)	On July 20, 2017, the Company authorized the issuance of 2,000,000 common shares to a non-related parties for consulting services. As of the date of filing, the shares have not been issued.

(d)	On July 21, 2017, the Company authorized the settlement of $44,290 of loans payable, comprised of principal amounts of $43,000 and accrued interest of $1,290, with the issuance of 553,625 common shares. As of the date of filing, the shares have not been issued.

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

Business Expansion (Subsequent event):

On May 8, 2017, Gala Global Inc. (“GLAG”) and Controlled Environment Genomics, Inc. (“CEG”) entered into a definitive agreement whereby GLAG is acquiring 80% of CEG. The transaction will be closing shortly.

Controlled Environment Genomics, Inc. (CEG), Akron, Ohio, is a genomics company with expertise in digital plant gene sequencing, editing and cloning technologies. Genomics is an interdisciplinary field of science and branch of molecular biology focused on the structure, function, evolution and mapping of genomes, complete sets of DNA within single cells of an organism. CEG’s state-of-the-art genomics technology enables computerized genome sequencing and plant cloning using a fully automated turnkey solution for digitally sequencing the genomes of the world’s most desirable plant varieties based on flavor and nutrition.

CEG improves the most valuable crop varieties currently available on the market by utilizing proprietary Cloud computing-based digital cloning technologies to crossbreed crops that have advantageous traits with established varieties featuring the best genetic profiles for commercial production. The very best plant traits can be used to improve the most sought-after commercial varieties by adding characteristics like maximized yields and quality conducive to increased consumer demand and optimized production profitability.

CEG’s patent-pending digital cloning technology makes it possible for plant breeders to edit the original genetic profile of any crop by modifying it with specific genes that control traits like active compound production and/or nutritional/medicinal value, thus increasing business efficiencies while boosting commercial viability.

CEG Inc. designed its digital plant cloning incubation and growth chambers with plant breeders in mind. CEG incubation technology enables breeders to control temperature, light, humidity and more for agricultural biotechnology, phytopathology, entomology and other plant science research. Using CEG technology, plant breeders can quickly clone hybridized plants containing specific desirable genes and traits “on demand” in any geographical location.

RESULTS OF OPERATIONS

Working Capital

	May 31, 2017 $	November 30, 2016 $
Current Assets	358,794	13,082
Current Liabilities	(498,847)	(461,190)
Working Capital (Deficit)	(140,053)	(448,108)

Cash Flows

	Six months ended May 31, 2017 $	Six months ended May 31, 2016 $
Cash Flows from (used in) Operating Activities	(39,655)	(38,771)
Cash Flows from (used in) Investing Activities	(5,000)	–
Cash Flows from (used in) Financing Activities	285,367	39,040
Net Increase (decrease) in Cash During Period	240,712	269

Operating Expenses

Three Months Ended May 31, 2017 and 2016

During the three months ended May 31, 2017, the Company incurred operating expenses of $99,631 compared to $50,475 during the three months ended May 31, 2016. The increase in operating expenses is due to the issuance of common shares to officers and directors of the Company totaling $490,000 of which $80,630 was expensed during the period and the remaining amount of $409,370 was recorded as prepaid expense for the fair value of future services due to the Company related to those share issuances. The increases were offset by a decrease of $13,600 in rent expense as the Company is minimizing expenditures in order to maintain sufficient cash flow for future use.

The Company incurred a net loss of $373,098 during the three months ended May 31, 2017 compared to a net loss of $50,712 during the three months ended May 31, 2016. In addition to operating expenses incurred during the three months ended May 31, 2017, the Company also recorded a loss on settlement of related party debt of $88,334 for the difference in the fair value of shares issued to a related party above the carrying value of related party debt, $10,032 for the change in fair value of the derivative liability, and $175,101 for interest and accretion expense related to the issuance and revaluation of the convertible debenture issued during the period and for the fair value of share purchase warrants issued during the period of $105,396. For the three months ended May 31, 2017, the Company had minimal other expense items.

Six Months Ended May 31, 2017 and 2016

During the six months ended May 31, 2017, the Company incurred operating expenses of $130,333 compared to $95,352 during the three months ended May 31, 2016. The increase in operating expenses is due to the issuance of common shares to officers and directors of the Company totaling $490,000 of which $80,630 was expensed during the period and the remaining amount of $409,370 was recorded as prepaid expense for the fair value of future services due to the Company related to those share issuances. The increases were offset by a decrease of $12,550 in rent expense and decrease of $17,500 in non-related consulting expense as the Company is minimizing expenditures in order to maintain sufficient cash flow for future use.

The Company incurred a net loss of $404,473 during the six months ended May 31, 2017 compared to a net loss of $95,905 during the six months ended May 31, 2016. In addition to operating expenses incurred during the six months ended May 31, 2017, the Company also recorded a loss on settlement of related party debt of $88,334 for the difference in the fair value of shares issued to a related party above the carrying value of related party debt, $10,032 for the change in fair value of the derivative liability, and $175,774 for interest and accretion expense related to the issuance and revaluation of the convertible debenture issued during the period and for the fair value of share purchase warrants issued during the period of $105,396. For the three months ended May 31, 2017, the Company had minimal other expense items.

Net Loss

During the three months ended May 31, 2017, the Company incurred a net loss of $373,098 or $0.02 loss per share compared to a net loss of $50,712 and loss per share of $0.04 during the three months ended May 31, 2017. During the six months ended May 31, 2017, the Company incurred a net loss of $404,473 or $0.04 loss per share compared to a net loss of $95,905 or $0.07 loss per share during the six months ended May 31, 2016. The increase in the net loss and loss per share amounts were due to greater expenditures relating to the fair value of share-based compensation that was issued during the current period.

Liquidity and Capital Resources

As of May 31, 2017, the Company has a working capital deficit of $140,053 and an accumulated deficit of $1,641,186 compared to a working capital deficit of $448,108 and an accumulated deficit of $1,236,713. The increase in working capital was due to the issuance of common shares for compensation to officers and directors of the Company of which $409,370 was recorded as deferred compensation in shareholders’ equity as at May 31, 2017. Furthermore, the Company issued 5,000,000 common shares to a company controlled by the Chief Executive Officer of the Company with a fair value of $100,000 as a deposit for the purchase of intangible assets from a related company which has not been finalized as of May 31, 2017.

During the six months ended May 31, 2017, the Company issued the following common shares:

•	Issuance of 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company;
•	Issuance of 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company;
•	Issuance of 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services of one year, ending May 17, 2018; and
•	Issuance of 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company for the purchase of intangible assets, which have not been finalized as of May 31, 2017.

Cash flow from Operating Activities

During the six months ended May 31, 2017, the Company used cash of $39,655 in operating activities compared to the use of $38,771 of cash for operating activities during the six months ended May 31, 2016. Overall, the cash used for operating activities was consistent to prior year, as the Company incurred a significant amount of non-cash expenditures during the period.

Cash flow from Investing Activities

During the six months ended May 31, 2017, the Company used cash of $5,000 for the issuance of a loan to a company controlled by the Chief Executive Officer of the Company. During the six months ended May 31, 2016, the Company did not have any investing activities.

Cash flow from Financing Activities

During the six months ended May 31, 2017, the Company received cash of $285,367 from financing activities compared to $39,040 during the six months ended May 31, 2016. The increase in the cash received from financing activities was due to the receipt of $250,000 from the issuance of a convertible debenture as well as $35,367 received from related parties in the form of operating advances and related party notes compared to net cash received of $39,040 from related parties during the six months ended May 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $330,000 to a non-related party for consulting services.
(b)	On June 23, 2017, the Company issued 1,500,000 common shares for cash pursuant to a Stock Purchase Agreement at $.08 per share.
(c)	On July 20, 2017, the Company authorized the issuance of 2,000,000 common shares to a non-related parties for consulting services. As of the date of filing, the shares have not been issued.
(d)	On July 21, 2017, the Company authorized the settlement of $44,290 of loans payable, comprised of principal amounts of $43,000 and accrued interest of $1,290, with the issuance of 553,625 common shares. As of the date of filing, the shares have not been issued.

Going Concern

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of May 31, 2017, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of May 31, 2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended May 31, 2017, there were the following equity transactions.

(j)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company for legal services.
(ii)	On March 22, 2017, the Company issued 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company.
(iii)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $165,479 has been recorded in prepaid expense.
(iv)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $165,479 has been recorded in prepaid expense.
(v)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $24,822 has been recorded in prepaid expense.
(vi)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $24,822 has been recorded in prepaid expense.
(vii)	On May 17, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $28,767 has been recorded in prepaid expense.
(viii)	On May 17, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company for the purchase of intangible assets.
(ix)	On May 15, 2017, the Company issued 486,786 share purchase warrants with an exercise price of $0.09 per share for a period of five years.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None noted

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

GALA GLOBAL INC.
(REGISTRANT)

Date: July 28, 2017	/s/ Timothy Madden
Timothy Madden
Chief Executive Officer
(Authorized Officer for Registrant)

