Form 10-Q
period 2017-08-31
Gala Global Inc.
filed 2017-10-19
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 11, 2017, the registrant had 39,801,590 shares of common stock outstanding.

GALA GLOBAL INC.

GALA GLOBAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Nine Month Periods Ended August 31, 2017 and 2016, and the year ended November 30, 2016

GALA GLOBAL INC.

Condensed Consolidated Balance Sheets

(unaudited)

	August 31, 2017 $	November 30, 2016 $

ASSETS

Current assets

Cash	60,540	10,841
Loan receivable – related party	20,000	–
Prepaid expenses	68,316	–
Prepaid expenses – related party	110,000	–
Inventory	2,241	2,241

Total current assets	261,097	13,082

Equipment	100,000	–

Total assets	361,097	13,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	26,867	20,052
Accounts payable and accrued liabilities – related party	21,959	94,039
Due to related parties	33,367	249,835
Loans payable	42,200	75,200
Loans payable - related parties	20,564	22,064
Convertible note, net of unamortized discount of $186,149 and $nil, respectively	93,851	–
Derivative liabilities	513,297	–

Total liabilities	752,105	461,190

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 500,000 shares	500	500

Common stock
Authorized: 500,000,000 shares with a par value of $0.001 per share
Issued and outstanding: 38,301,590 and 1,369,224 shares, respectively	38,302	1,369
Additional paid-in capital	2,215,788	786,736
Deferred compensation	(309,223)	–
Accumulated Deficit	(2,336,375)	(1,236,713)

Total stockholders’ deficit	(391,008)	(448,108)

Total liabilities and stockholders’ deficit	361,097	13,082

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended August 31, 2017 $	Three months ended August 31, 2016 $	Nine months ended August 31, 2017 $	Nine months ended August 31, 2016 $

Operating expenses

Consulting fees	23,852	–	23,852	17,500
Consulting fees – related party	164,736	9,114	210,845	24,479
General and administrative	28,822	8,638	54,075	38,125
General and administrative – related party	68,344	9,000	124,865	27,000
Rent	1,050	22,500	3,500	37,500

Total operating expense	286,804	49,252	417,137	144,604

Loss before other expense	(286,804)	(49,252)	(417,137)	(144,604)

Other expense

Change in fair value of derivative liability	(197,308)	–	(207,340)	–
Interest expense	(89,656)	(540)	(265,430)	(1,093)
Loss on settlement of notes payable	(93,050)	–	(93,050)	–
Loss on settlement of notes payable – related party	(28,371)	–	(116,705)	–

Total other expense	(408,385)	(540)	(682,525)	(1,093)

Net loss	(695,189)	(49,792)	(1,099,662)	(145,697)

Net loss per share, basic and diluted	(0.02)	(0.04)	(0.06)	(0.11)

Weighted average common shares outstanding	36,913,138	1,369,224	19,368,632	1,363,494

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended August 31, 2017 $	For the Nine Months Ended August 31, 2016 $

Operating activities

Net loss for the period	(1,099,662)	(145,697)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	77,570	–
Amortization of debt issuance costs	16,281	–
Change in fair value of derivative liability	207,340	–
Common shares issued for services and compensation – related party	210,777	–
Common shares issued for services	8,852	–
Derivative expense	161,353	–
Expenses paid by related parties on behalf of the Company	–	8,157
Loss on settlement of related party debt	116,705	–
Loss on settlement of debt	93,050	–
Stock-based compensation	–	17,500
Stock-based compensation – related party	–	73,855

Changes in operating assets and liabilities:
Inventory	–	(4,340)
Prepaid expenses	(37,168)	–
Prepaid expenses – related party	(10,000)	–
Accounts payable and accrued liabilities	12,668	11,925
Accounts payable and accrued liabilities – related party	16,566	(22,157)

Net cash used in operating activities	(225,668)	(60,757)

Investing activities
Loan issued to related party	(20,000)	–
Purchase of equipment	(100,000)	–

Net cash used in investing activities	(120,000)	–

Financing activities
Proceeds from related party debt	28,867	–
Repayments of related party debt	–	(6,100)
Proceeds from convertible note	250,000	–
Proceeds from issuance of common shares	108,000	–
Proceeds from note payable - related party	8,500	2,064
Proceeds from loan payable	–	65,000

Net cash provided by financing activities	395,367	60,964

Increase in cash	49,699	207

Cash, beginning of period	10,841	1,804

Cash, end of period	60,540	2,011

Supplemental disclosures (Note 10)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

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

On May 8, 2017, Gala Global Inc. and Controlled Environment Genomics, Inc. (“CEG”) entered into a definitive agreement whereby GLAG is acquiring 80% of CEG. The transaction will be closing shortly.

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

On August 3, 2017, Controlled Environment Genomics Inc. had successfully filed a provisional patent application on its proprietary, fully automated, computer-controlled, genetically modified plant cloning technology through the company’s IP legal counsel Tucker Ellis LLP, Los Angeles, Calif.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2017, the Company has generated no revenues and has an accumulated deficit of $2,336,375. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ended November 30, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2016 included in our Form 10-K filed with the SEC.

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

(f)	Equipment

Equipment is comprised of machinery capable of DNA fragment capabilities, is recorded at cost and amortized on a straight-line basis over an estimated useful life of five years.

(g)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loans payable, and amounts due to related parties. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

(h)	Revenue Recognition

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

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(j)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2017, the Company had 486,873 (November 30, 2016 – nil) potentially dilutive shares outstanding.

(k)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations.

(l)	Beneficial Conversion Features

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

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the nine months ended August 31, 2017, the Company issued 26,000,000 common shares with a fair value of $520,000 for compensation of which $210,777 was expensed during the period and the remaining $309,223 was recorded as deferred compensation within shareholders’ equity.

4.	Equipment

	Cost $	Accumulated amortization $	August 31, 2017 $	November 30, 2016 $

Machinery	100,000	–	100,000	–

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

5.	Convertible Debenture

On May 15, 2017, the Company entered into a promissory note agreement with a non-related party for proceeds of $280,000, net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and is due on November 30, 2017. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion limited by a conversion floor price of $0.05 per share.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. As at August 31, 2017, the carrying value of the convertible debenture was $93,851 and the unamortized discount on the convertible debenture was $186,149, which includes $172,430 of unamortized discount on the convertible note and $13,719 of unamortized debt issuance costs incurred.

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 3, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of May 15, 2017 was $305,957 calculated using the binomial option pricing model. $250,000 was applied against the net proceeds received from promissory note as a conversion discount and the remaining $55,957 was included in interest expense. During the three months ended August 31, 2017, the Company recorded a loss on the change in fair value of the derivative liability of $197,308 (2016 - $nil). During the nine months ended August 31, 2017, the Company recorded a loss on the change in fair value of derivative liability of $207,340 (2016 - $nil). As at August 31, 2017, the Company recorded a derivative liability of $513,297 (November 30, 2016 - $nil).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended August 31, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 15, 2017 convertible debenture:

As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.5
As at May 31, 2017 (mark-to-market)	267%	1.08%	0%	0.5
As at August 31, 2017 (mark-to-market)	269%	1.01%	0%	0.5

7.	Related Party Transactions

(a)	As at August 31, 2017, the Company owed $33,367 (November 30, 2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the period ended August 31, 2017, the Company settled $249,835 of related party debt with the issuance of 1,387,979 common shares. Refer to Note 7(b). The remaining amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at August 31, 2017, the Company owed $18,500 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

7.	Related Party Transactions (continued)

(c)	As at August 31, 2017, the Company owed $2,064 (November 30, 2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at August 31, 2017, accrued interest of $66 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities, related parties.

(d)	As at August 31, 2017, the Company owed $nil (November 30, 2016 - $10,000) to the former spouse of a significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due was unsecured, bore interest at 3% per annum, and was due 180 days from the date of issuance. In July 2017, the Company issued 128,750 common shares with a fair value of $38,625 to settle $10,000 of principal balance and $254 of accrued interest.

(e)	As at August 31, 2017, the Company owed $15,000 (November 30, 2016 - $79,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the three and nine months ended August 31, 2017, the Company incurred $58,911 (2016 - $9,000) and $115,432 (2016 - $27,000) of consulting expense relating to services provided to the Company. During the nine months ended August 31, 2017, the Company settled $88,333 of related party debt with the issuance of 490,742 common shares. Refer to Note 7(a).

(f)	On May 8, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares, and issue 5,000,000 restricted common shares in exchange for CEG's intellectual property. In the event that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. As at May 31, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to the Chief Executive Officer of the Company as a deposit for the proposed acquisition of intangible assets. As at August 31, 2017, the agreement to acquire the common stock of CEG Inc. and the intangible assets has not been finalized. Refer to Note 7(h).

(g)	During the nine months ended August 31, 2017, the Company issued 26,000,000 common shares with a fair value of $520,000 to officers and directors of the Company as compensation for services for a period of one year. As at August 31, 2017, the Company recorded $309,223 as deferred compensation within shareholders’ equity. During the three and nine months ended August 31, 2017, the Company recorded compensation expense of $130,146 and $210,777 respectively.

(h)	During the nine months ended August 31, 2017, the Company loaned $20,000 (November 30, 2016- $nil) to a company controlled by an officer of the Company for day-to-day expenses. The amount owing is unsecured, non-interest bearing, and due on demand.

8.	Common Shares

(a)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(b)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(c)	On March 22, 2017, the Company issued 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company.

(d)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $115,068 has been recorded in deferred compensation.

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

8.	Common Shares (continued)

(e)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $115,068 has been recorded in deferred compensation.

(f)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $17,260 has been recorded in deferred compensation.

(g)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $17,260 has been recorded in deferred compensation.

(h)	On May 17, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $21,206 has been recorded in deferred compensation.

(i)	On May 17, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company for the purchase of intangible assets, which has been recorded as related party prepaid deposit as the assets have not been transferred to the Company.

(j)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000.

(k)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000.

(l)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at August 31, 2017, deferred compensation of $23,361 has been recorded in deferred compensation.

(m)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666 resulting in a loss on settlement of debt of $121,422, including 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254 resulting in a loss on settlement of debt of $28,371 to a related party.

9.	Share Purchase Warrants

On May 15, 2017, the Company issued 486,783 share purchase warrants with an exercise price of $0.09 per share for a period of five years in conjunction with the issuance of convertible debt. The fair value of the share purchase warrants was $105,396, calculated using the binomial option pricing model assuming no expected dividends, volatility of 199%, expected life of 5 years, and a risk free rate of 1.05%. The fair value of the share purchase warrants were recorded in the consolidated statement of operations as interest expense.

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2016	–	–
Issued	486,783	0.09

Balance, August 31, 2017	486,783	0.09

GALA GLOBAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2017 and 2016

(unaudited)

10.	Supplemental Disclosures

	Nine months ended August 31, 2017 $	Nine months ended August 31, 2016 $
Non-cash investing and financing activities:

Common shares issued for consulting services – related party	210,777	70,937
Common shares issued for consulting services	8,852	17,500
Common shares issued for deposit on intangible assets – related party	100,000	–
Common shares issued for prepaid expenses	31,148	–
Common shares issued for deferred compensation	309,223	–
Common shares issued for settlement of related party debt	348,422	–
Common shares issued to settle third party debt	34,412	–
Common shares issued to settle outstanding payables	–	25,000
Expenses paid by related parties that increased related party debt	4,500	8,157
Preferred shares issued to settle related party payables	–	24,167
Preferred shares issued to settle related party debt	–	48,453

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

11.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the condensed consolidated financial statements, and the following subsequent events:

(a)	Subsequent to August 31, 2017, the Company issued 1,500,000 common shares to a non-related party for consulting services.

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

Business Expansion:

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2017 $	November 30, 2016 $
Current Assets	261,097	13,082
Current Liabilities	(752,105)	(461,190)
Working Capital (Deficit)	(491,008)	(448,108)

Cash Flows

	Nine months ended May 31, 2017 $	Nine months ended May 31, 2016 $
Cash Flows from (used in) Operating Activities	(225,668)	(60,757)
Cash Flows from (used in) Investing Activities	(120,000)	–
Cash Flows from (used in) Financing Activities	395,367	60,964
Net Increase (decrease) in Cash During Period	49,699	207

Operating Expenses

Three Months Ended August 31, 2017 and 2016

During the three months ended August 31, 2017, the Company incurred operating expenses of $286,804 compared to $49,252 during the three months ended August 31, 2016. The increase in operating expenses is due to an increase in related party consulting fees of $155,622 related to the portion of deferred compensation expensed during the period relating to the issuance of common shares to officers and directors of the Company for services rendered, an increase of $59,344 in related party general and administrative costs for out of pockets incurred by officers and directors of the Company due to the increase in operating activity related to the proposed acquisition of CEG, an increase of $20,184 in general and administrative costs related to professional fees and day-to-day operating activities, and $23,852 in consulting fees related to services provided by outside consultants to the Company. The increases were offset by a decrease in rent of $21,450 as the Company moved from its previous head office location in order to preserve cash flow.

The Company incurred a net loss of $695,189 during the three months ended August 31, 2017 compared to a net loss of $49,792 during the three months ended August 31, 2016. In addition to operating expenses incurred during the three months ended August 31, 2017, the Company also recorded a loss on settlement of related party debt of $28,371 for the difference in the fair value of shares issued to a related party above the carrying value of related party debt, $93,050 loss on settlement of notes payable related to the difference in the fair value of shares issued to note holders above the carrying value of the notes payable, $197,308 for the change in fair value of the derivative liability, and $89,656 for interest and accretion expense related to the convertible debenture issued and share purchase warrants issued during the year. For the three months ended August 31, 2016, the Company had minimal other expense items.

Nine Months Ended August 31, 2017 and 2016

During the nine months ended August 31, 2017, the Company incurred operating expenses of $417,137 compared to $144,604 during the nine months ended August 31, 2016. The increase in operating expenses is due to the issuance of common shares to officers and directors of the Company totaling $520,000 of which $210,777 was expensed during the period and the remaining amount of $309,223 was recorded as deferred compensation for the fair value of future services due to the Company related to those share issuances. Furthermore, the Company incurred an increase of $45,000 for consulting and salary costs incurred for a new officer of the Company, $40,000 in compensation costs to the Chief Executive Officer of the Company, and $15,950 in general and administrative expense for out-of-pocket costs relating to the potential acquisition of CEG and for an overall increase in business activity in the current fiscal year compared to the prior fiscal year. The increases were offset by a decrease of $34,000 in rent expense as the Company is minimizing expenditures in order to maintain sufficient cash flow for future use.

The Company incurred a net loss of $1,099,662 during the nine months ended August 31, 2017 compared to a net loss of $145,697 during the nine months ended August 31, 2016. In addition to operating expenses incurred during the nine months ended August 31, 2017, the Company also recorded a loss on settlement of related party debt of $116,705 for the difference in the fair value of shares issued to a related party above the carrying value of related party debt, a loss of $93,050 for the settlement of non-related party notes payable for the difference in the fair value of shares issued to settle notes payable, a loss of $207,340 for the change in fair value of the derivative liability, and $265,430 for interest and accretion expense related to the issuance and revaluation of the convertible debenture issued during the period and for the fair value of share purchase warrants issued during the period of $105,396. For the nine months ended August 31, 2016, the Company had minimal other expense items.

Net Loss

During the three months ended August 31, 2017, the Company incurred a net loss of $695,189 or $0.02 loss per share compared to a net loss of $49,792 and loss per share of $0.04 during the three months ended August 31, 2017. During the nine months ended August 31, 2017, the Company incurred a net loss of $1,099,662 or $0.06 loss per share compared to a net loss of $145,697 or $0.11 loss per share during the nine months ended August 31, 2016. The increase in the net loss and loss per share amounts were due to greater expenditures relating to the fair value of share-based compensation that was issued during the current period.

Liquidity and Capital Resources

As of August 31, 2017, the Company has a working capital deficit of $491,008 and an accumulated deficit of $2,336,375 compared to a working capital deficit of $448,108 and an accumulated deficit of $1,236,713 at November 30, 2016. The increase in working capital deficit was due to the issuance of convertible debentures that were used for operating activities, and the derivative liability relating to the conversion feature of the convertible debentures that increased the overall working capital deficit.

During the nine months ended August 31, 2017, the Company issued the following common shares:

•	Issuance of 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company;
•	Issuance of 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company;
•	Issuance of 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services of one year, ending March 30, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services of one year, ending May 17, 2018;
•	Issuance of 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company as a deposit for the purchase of intangible assets, which have not been finalized as of August 31, 2017;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to a non-related company for consulting services of one year, ending June 12, 2018;
•	Issuance of 500,000 common shares with a fair value of $10,000 to a non-related company for consulting services of one year, ending June 12, 2018;
•	Issuance of 1,500,000 common shares with a fair value of $30,000 to the Chief Operating Officer of the Company for compensation services of one year, ending June 2018;
•	Issuance of 1,500,000 common shares at $0.08 per share for proceeds of $120,000;
•	Issuance of 128,750 common shares for settlement of $10,254 of debt to a related company; and
•	Issuance of 424,875 common shares for settlement of $34,413 of debt to note holders.

Cash flow from Operating Activities

During the nine months ended August 31, 2017, the Company used cash of $225,668 in operating activities compared to the use of $60,757 of cash for operating activities during the nine months ended August 31, 2016. Overall, the cash used for operating activities increased to an overall increase in funding from financing activities which included $250,000 of proceeds from a convertible note payable, and $108,000 in proceeds from the issuance of common shares after accounting for a $12,000 payment for finder’s fees.

Cash flow from Investing Activities

During the nine months ended August 31, 2017, the Company used cash of $120,000 which included $100,000 for the purchase of equipment and $20,000 for a loan issued to a related party. During the nine months ended August 31, 2016, the Company did not have any investing activities.

Cash flow from Financing Activities

During the nine months ended August 31, 2017, the Company received cash of $395,367 from financing activities compared to $60,964 during the nine months ended August 31, 2016. The increase in the cash received from financing activities was due to the receipt of $250,000 from the issuance of a convertible debenture, $108,000 of proceeds received from the issuance of common shares after accounting for $12,000 of finder’s fees, $28,867 from related parties, and $8,500 from the issuance of a related party note payable. During the nine months ended August 31, 2016, the Company received $65,000 from issuance of a loan payable, $2,064 of proceeds from a related party which was offset by the repayment of $6,100 for related party debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events;

Subsequent to August 31, 2017, the Company issued 1,500,000 common shares to a non-related party for consulting services.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of August 31, 2017 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the nine months ended August 31, 2017, there were the following equity transactions.

(i)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company for legal services.
(ii)	On March 22, 2017, the Company issued 1,387,970 common shares to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company.
(iii)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $165,479 has been recorded in deferred compensation.
(iv)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $165,479 has been recorded in deferred compensation.
(v)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $24,822 has been recorded in deferred compensation.
(vi)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $24,822 has been recorded in deferred compensation.
(vii)	On May 17, 2017, the Company issued 1,500,000 common shares with a fair value of $120,000 to the Chief Executive Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at May 31, 2017, deferred compensation of $115,068.
(viii)	On May 17, 2017, the Company issued 5,000,000 common shares with a fair value of $100,000 to a company controlled by the Chief Executive Officer of the Company as a deposit for the purchase of intangible assets.
(ix)	On May 15, 2017, the Company issued 486,786 share purchase warrants with an exercise price of $0.09 per share exercisable over a period of five years.
(x)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000.
(xi)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000.
(xii)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance.
(xiii)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666, which included 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254.

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

GALA GLOBAL INC.
(REGISTRANT)

Date: October 18, 2017	/s/ Timothy Madden
Timothy Madden
Chief Executive Officer
(Authorized Officer for Registrant)

