Form 10-K
period 2017-11-30
Gala Pharmaceuticals Inc.
filed 2018-04-06
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

GALA PHARMACEUTICAL INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer☐          Non-accelerated filer ☐        Smaller reporting company ☑

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter: $1,994,486

As of April 3, 2018 the registrant’s outstanding stock consisted of 47,635,145 common shares.

GALA GLOBAL INC.

i

PART I

Item 1. Description of Business

General

Gala Pharmaceutical Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company was originally formed to provide garment tailoring and alteration services.

The Company then expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion focused on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. At the time GALA was also seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also plans to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

Gala Pharmaceutical Inc. has hired industry-leading experts in the field of Genomics that improves crop yields by utilizing advanced breeding and molecular technologies. The company will use proprietary equipment and techniques to ensure the genetic fingerprint of each plant is identical and is cultivated in a controlled environment significantly reducing the variability of each plants yield. In addition, the company will be able to provide pharmaceutical expertise to its customers for manufacturing and production. It is anticipated that Gala Pharmaceuticals Inc., will provide oversight for the development of fully cGMP production of Active Pharmaceutical Ingredients (API) for use in forecasted clinical trials supporting the safety and efficacy of the various plant extracts.

The Company’s services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2017 or 2016. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have a CEO and a Chief Scientific Officer who devote their full time to our business. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not currently own any property or real estate of any kind. Our office and mailing address is located at 18881 Von Karman Avenue #1440, Irvine, California 92612. Our lease is month-to-month.

Item 3. Legal Proceedings

As of January 19, 2018, the relationship with the recently appointed Chief Operation Officer, was ended along with the related consulting agreement. Litigation is possible from this event. Please reference the Form 8-K that was filed with the SEC on February 1, 2018.

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

Period	High	Low
Fiscal 2017
First Quarter ended February 28, 2017	$1.50	$0.30
Second Quarter ended May 31, 2017	$0.54	$0.22
Third Quarter ended August 31, 2017	$1.02	$0.22
Fourth Quarter ended November 30, 2017	$0.90	$0.20

Fiscal 2016
First Quarter ended February 29, 2016	$3.00	$1.00
Second Quarter ended May 31, 2016	$2.00	$1.00
Third Quarter ended August 31, 2016	$1.00	$0.00
Fourth Quarter ended November 30, 2016	$2.00	$0.00

Number of Holders

As of November 30, 2017, the 35,701,561 issued and outstanding shares of common stock were held by a total of 76 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock transactions for the year ended November 30, 2017:

(a)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(b)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(c)	On March 22, 2017, the Company issued 1,387,970 common shares with a fair value of $499,670 to settle outstanding debt of $249,835 owed to a company controlled by a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $249,835, which was recorded in the consolidated statement of operations.

(d)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $65,205 has been recorded in deferred compensation and $134,795 has been expensed.

(e)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $65,205 has been recorded and $134,795 has been expensed.

(f)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $9,171 has been recorded and $20,219 has been expensed.

(g)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $9,781 has been recorded and $20,219 has been expensed.

(h)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000. Finders fees of $12,000 were paid related to this transaction which reduced additional paid in capital by the same amount.

(i)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000. As of November 30, 2017 prepaid expense for these shares is $21,175.

(j)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the former Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $15,881 has been recorded and $14,119 has been expensed.

(k)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666 resulting in a loss on settlement of debt of $121,422, including 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254 resulting in a loss on settlement of debt of $28,371 to a related party.

(l)	On September 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(m)	On October 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(n)	On October 20, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(o)	On October 23, 2017, the Company issued 400,000 common shares to settle the outstanding share purchase warrants which were issued as part of the issuance of the convertible debenture.

(p)	On November 9, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(q)	At November 30, 2017, the Company had 3,000,000 common shares issuable for consulting services with a fair value of $300,000, of which $25,000 was recorded as consulting expense.

Stock transactions for the year ended November 30, 2016:

(r)	On December 23, 2015, the Company issued 12,500 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(s)	On December 23, 2015, the Company issued 25,000 shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 12,500 shares were issued for the consultant’s services as a director, and 12,500 shares for services as the Company’s Chief Financial Officer.

(t)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $21,250 to the former Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(u)	On December 23, 2015, the Company issued 6,250 of shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

(v)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

(w)	On January 27, 2016, the Company issued 500,000 shares of preferred stock to significant shareholders to settle debt of $72,620. Each preferred share is entitled to receive dividends when and if declared by the Company’s board of directors, has 500 to 1 voting power and liquidation rights in the amount of the shares; par value in accordance with the Company’s certificate of designation. Of the 500,000 shares issued, 166,666 shares were issued to a significant shareholder to settle outstanding payables to a significant shareholder of $24,167, and the remaining 333,334 shares are issued to another significant shareholder to settle debts of $42,638, $5,009, and $806 described at Note 4 for a total of $48,453 in outstanding principal and accrued interest.

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

Our independent registered public accountants have stated in their report (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net losses of $1,981,856 and $170,176, respectively, for the fiscal years ended November 30, 2017 and 2016. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal years ended November 30, 2017 and 2016, the Company did not recognize any revenues.

Operating Expenses

Operating expenses for the year ended November 30, 2017 were $798,284 compared with $168,432 for the year ended November 30, 2016. A summary of the operating expenses are as follows:

Analysis of Operating Expenses

	November 30,	November 30,	Variance
Operating Expense	2017	2016	$	%

Consulting fees	$132,944	$17,500	$115,444	1984.2%
Consulting fees - related party	$364,733	$26,354	$338,379	404.5%
Depreciation	$5,389	–	$5,389	N/A
General and administrative	$89,740	$50,028	$39,712	79.4%
General and administrative - related party	$187,393	$36,000	$151,393	420.5%
Rent	$18,085	$38,550	($20,465)	(53.1)%
	$798,284	$168,432	$629,852	374.0%

Overall, the increase in operating expenses was due to an increase in overall day-to-day activities as the Company moved towards its new line of business. This resulted in the issuance of 24,500,000 common shares with a fair value of $490,000 for consulting services to both third parties and related parties, of which $165,853 has been deferred into fiscal 2018. In the prior year, the Company incurred $43,854 of consulting fees.

The Company also saw an increase in general and administrative costs to both third parties and related parties. This included legal expenses incurred to a director of the Company totaling $177,294 and an increase in professional fees relating to legal and transfer agents costs related to the issuance of common shares and issuance of a convertible debenture, and an increase in accounting and audit fees for an increase in the complexity and magnitude of transactions involved in the Company’s operations in fiscal 2017 compared to prior year.

The Company had a decrease in rent expense as the Company moved head offices to a location that was more cost effective. The Company also commenced depreciation of its fixed assets during fiscal 2017 recording depreciation costs of $5,389. The Company’s fixed asset is comprised of equipment and is amortized on a straight-line basis over its expected useful life of three to five years.

Net Loss

Net loss for the year ended November 30, 2017 was $1,981,856 or a loss per share of $0.09 compared with a net loss of $170,176 or loss per share of $0.12 for the year ended November 30, 2016. In addition to operating expenses, the Company recorded a loss on the change in fair value of derivative liabilities of $277,578 related to the change in fair value of the beneficial conversion feature of the convertible debenture that was issued during the year. The Company also recorded interest and accretion expense of $393,107 related to the convertible debenture, a loss on settlement of debt of $459,590 related mainly to the conversion of third party and related party debts with the issuance of common shares, and a loss of $53,297 for costs incurred related to a proposed acquisition during fiscal 2017 that never finalized. During the year ended November 30, 2016, the Company had interest expense of $1,744 related to accrued interest on loans payable.

Liquidity and Capital Resources

As of November 30, 2017, the Company had a working capital deficit of $951,880 and an accumulated deficit of $3,218,569. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	November 30, 2017 $	November 30, 2016 $
Current Assets	61,916	13,082
Current Liabilities	1,013,796	461,190
Working Capital (Deficit)	(951,880)	(448,108)

As at November 30, 2017, the Company had current assets of $61,916 and current liabilities of $1,013,796 compared with current assets of $13,082 and current liabilities of $461,190 at November 30, 2016. The increase in the working capital deficit was due mainly to the issuance of a convertible debenture with a face value of $280,000, and included a default penalty of $73,629, that included the recognition of a derivative liability of $453,005 at November 30, 2017. The overall impact of the convertible debenture and derivative liability increased the working capital deficit by $806,634. The increase was offset by a decrease in the amounts due to related parties of $235,532 and loans payable of $33,000 as the Company converted a number of loans payable and related party debts with the issuance of common shares and with an increase in prepaid expenses of $51,908.

Cash Flows

	Year ended November 30, 2017 $	Year ended November 30, 2016 $
Cash Flows from (used in) Operating Activities	(323,695)	(70,503)
Cash Flows from (used in) Investing Activities	(124,746)	–
Cash Flows from (used in) Financing Activities	445,367	79,540
Net Increase (decrease) in Cash During Period	(3,074)	10,841

Cash flow from Operating Activities

During the year ended November 30, 2017, the Company used $323,695 of cash for operating activities compared to $70,503 during the year ended November 30, 2016. The increase in the use of cash for operating activities was due to an overall increase in operations and cash flows received from financing activities that gave the Company more flexibility to incur more day-to-day operating costs.

Cash flow from Investing Activities

During the year ended November 30, 2017, the Company used $124,746 for investing activities which included $20,000 for a loan issued to a related party, which is unsecured, non-interest bearing, and due on demand, and $104,746 for the purchase of equipment, which has been capitalized and is being depreciated on a straight-line basis over three to five years.

Cash flow from Financing Activities

During the year ended November 30, 2017, the Company received $445,367 of cash from financing activities compared to $79,540 during the year ended November 30, 2016. The Company received $250,000 (after accounting for original issuance discount of $30,000) from the issuance of a convertible debenture, $170,000 from the issuance of common shares less finder’s fees paid of $12,000, $28,867 from advances from related parties, and $8,500 in related party loans payable. During the year ended November 30, 2016, the Company received $75,000 from the issuance of a loan payable and share subscriptions of $10,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On January 1, 2018, the Company entered into a consulting agreement with a non-related party for consulting services. Pursuant to the agreement, the consultant will receive compensation of $5,000 per month for services rendered. In addition, the consultant will receive $2,500 per every new location the consultant manages. The Company may terminate the agreement upon providing 10 days of written notice to the consultant.

(b)	On January 29, 2018, the Company completed a settlement and mutual release agreement with CEG Inc. whereby the proposed acquisition of CEG Inc. was cancelled. As part of the settlement and mutual release agreement, the former Chief Executive Officer of the Company will return 5,650,000 common shares of the Company and the Company will return the rights to the intellectual property that was previously held by CEG Inc., and give machinery that was previously paid by the Company to CEG Inc. The Company incurred $53,297 of expenses relating to the proposed acquisition, which has been recorded for the year ended November 30, 2017.

(c)	Subsequent to November 30, 2017 there were 9,500,000 shares issued for consulting services and 2,433,555 shares issued for conversion of debt.

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

Item 8. Financial Statements

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Financial Statements

For the Years Ended November 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Gala Global, Inc. (now known as Gala Pharmaceutical, Inc.)

Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Gala Global, Inc. (now known as Gala Pharmaceutical, Inc.) as of November 30, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gala Global, Inc. (now known as Gala Pharmaceutical, Inc.) as of November 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered continuing losses and has yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 9, 2017

To the Board of Directors and
Stockholders of Gala Pharmaceutical, Inc. (formerly Gala Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gala Pharmaceutical, Inc. (formerly Gala Global, Inc.) (the Company) as of November 30, 2017, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017, and the results of its operations and its cash flows for the year ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/ Haynie & Company

Haynie & Company

We have served as the Company’s auditor since 2017.

Salt Lake City, Utah

April 5, 2018

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Balance Sheets

	November 30, 2017 $	November 30, 2016 $

ASSETS

Current assets
Cash	7,767	10,841
Inventory	2,241	2,241
Prepaid expenses	41,908	–
Prepaid expenses – related parties	10,000	–

Total current assets	61,916	13,082

Equipment, net of accumulated depreciation	46,060	–

Total assets	107,976	13,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	34,556	20,052
Accounts payable and accrued liabilities – related party	61,475	94,039
Due to related parties	48,367	249,835
Loans payable	42,000	75,000
Loans payable - related parties	20,764	22,264
Convertible note	353,629	–
Derivative liabilities	453,005	–

Total liabilities	1,013,796	461,190

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and 500,000 shares, respectively	500	500
Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 35,701,561 and 1,369,224 shares, respectively	35,702	1,369
Additional paid-in capital	2,417,400	786,736
Common stock issuable	25,000	–
Deferred compensation – related party	(165,853)	–
Accumulated deficit	(3,218,569)	(1,236,713)

Total stockholders’ deficit	(905,820)	(448,108)

Total liabilities and stockholders’ deficit	107,976	13,082

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Operations

	Year ended November 30, 2017 $	Year ended November 30, 2016 $
Operating expenses

Consulting fees	132,944	17,500
Consulting fees – related party	364,733	26,354
Depreciation	5,389	–
General and administrative	89,740	50,028
General and administrative – related party	187,393	36,000
Rent	18,085	38,550

Total operating expense	798,284	168,432

Loss before other expense	(798,284)	(168,432)

Other expense
Change in fair value of derivative liabilities	(277,578)	–
Interest expense	(393,107)	(1,744)
Loss on settlement of debt	(93,050)	–
Loss on settlement of debt – related party	(366,540)	–
Loss on dissolution of proposed acquisition	(53,297)	–

Total other expense	(1,183,572)	(1,744)

Net loss	(1,981,856)	(170,176)

Net loss per share, basic and diluted	(0.09)	(0.12)

Weighted average common shares outstanding	21,250,299	1,369,224

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional paid-in	Common Stock	Deferred	Accumulated
	Shares	Par Value	Shares	Par value	capital	Issuable	Compensation	deficit	Total
	#	$	#	$	$	$	$	$	$

Balance, November 30, 2015	–	–	1,300,474	1,300	601,248	–	–	(1,066,537)	(463,989)
Shares issued for consulting services – related party	–	–	43,750	44	70,893	–	–	–	70,937
Shares issued for consulting services	–	–	25,000	25	42,475	–	–	–	42,500
Shares issued for conversion of debt	500,000	500	–	–	72,120	–	–	–	72,620
Net loss for the year	–	–	–	–	–	–	–	(170,176)	(170,176)

Balance, November 30, 2016	500,000	500	1,369,224	1,369	786,736	–	–	(1,236,713)	(448,108)
Shares issued for cash	–	–	2,000,000	2,000	168,000	–	–	–	170,000
Shares issued for deferred compensation– related party	–	–	24,500,000	24,500	465,500	–	–	–	490,000
Shares issued for consulting services - prepaid	–	–	5,000,000	5,000	38,000	–	–	–	40,000
Shares issued for consulting services	–	–	3,000,000	3,000	57,000	–	–		60,000
Shares issued for settlement of debt	–	–	424,875	425	127,037	–	–	–	127,462
Shares issued for settlement of debt – related party	–	–	2,007,452	2,008	712,954	–	–	–	714,962
Shares issued from exercise of warrants	–	–	400,000	400	(400)	–	–	–	–
Shares issuable for consulting services	–	–	–	–	–	25,000	–	–	25,000
Deferred compensation	–	–	–	–	–	–	(165,853)	–	(165,853)
Fair value of warrants granted	–	–	–	–	74,573	–	–	–	74,573
Finders’ fees	–	–	–	–	(12,000)	–	–	–	(12,000)
Net loss for the year	–	–	–	–	–	–	–	(1,981,856)	(1,981,856)

Balance, November 30, 2017	500,000	500	35,701,561	35,702	2,417,400	25,000	(165,853)	(3,218,569)	(905,820)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Cash Flows

	Year Ended November 30, 2017 $	Year Ended November 30, 2016 $
Operating activities

Net loss for the year	(1,981,856)	(170,166)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	250,000	–
Amortization of debt issuance costs	30,000	–
Change in fair value of derivative liability	277,578	–
Amortization of deferred compensation	324,147	–
Common shares issued for services	60,000	–
Common shares issuable for services	25,000	–
Depreciation	5,389	–
Loss on uncollectibility of loan receivable	20,000	–
Loss on dissolution of proposed acquisition	53,297	–
Loss on settlement of related party debt	366,540	2,064
Loss on settlement of debt	93,050	–
Penalty interest on default of convertible note	73,629	–
Stock-based compensation	–	17,500
Stock-based compensation - related party	–	26,354

Changes in operating assets and liabilities:
Inventory	–	460
Prepaid expenses	(1,908)	–
Prepaid expenses – related party	(10,000)	–
Accounts payable and accrued liabilities	35,417	17,002
Accounts payable and accrued liabilities – related party	56,022	36,293

Net cash used in operating activities	(323,695)	(70,503)

Investing activities
Loan issued to related party	(20,000)	–
Purchase of equipment	(104,746)	–
		–
Net cash used in investing activities	(124,746)	–

Financing activities
Proceeds from related party operating advances	28,867	640
Repayments of related party operating advances	–	(6,100)
Proceeds from convertible note	250,000	–
Proceeds from issuance of common shares	170,000	–
Payment of finder’s fee	(12,000)	–
Proceeds from shares to be issued	–	10,000
Proceeds from loan payable – related party	8,500	–
Proceeds from loan payable	–	75,000

Net cash provided by financing activities	445,367	79,540

Increase (decrease) in cash	(3,074)	9,037

Cash, beginning of period	10,841	1,804

Cash, end of period	7,767	10,841

Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

1.	Organization and Nature of Operations

Gala Pharmaceutical Inc. (formerly Gala Global Inc.) (the “Company” or “GPI”) was incorporated in the State of Nevada on March 10, 2010. The Company provides Testing or Analytical Chemistry tools for chemical, plant, soil, and liquid composition analysis. GPI provides analysis of compositional traits for hemp and cannabis products (cannabinoid, terpenes, pesticides, residual solvents and microbial). The analysis is being done at certified labs with persistent results.

The Company also provides genetic “fingerprinting” and “sequencing” of various crop species. This fingerprinting allows for storing genetic fingerprint information into a proprietary database. Customers can access genetic fingerprint data which can be used for predictive breeding applications and for protecting intellectual property (IP). Additionally, the Company can develop new genetics by using state of the art breeding technology and provides tissue culture and cloning services. These clones are guaranteed to be disease free, chemical free and healthy and robust.

Additionally, the Company provides consulting on testing and manufacturing lab designs and standard operating procedures.  The Company provides services to customers for building turnkey labs, drug formulations and troubleshooting. It has highly qualified professionals to bring productivity and efficiency within your current resources.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at November 30, 2017, the Company has a working capital deficit of $951,880 and an accumulated deficit of $3,218,569. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

2.	Summary of Significant Accounting Policies (continued)

(c)	Use of Estimates (continued)

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

(d)	Inventory

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2017 and 2016, there were no cash equivalents.

(f)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable to related parties, loans payable, and amounts due to related party. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred taxes will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On December 22, 2017, the Tax Cuts and Jobs Act was enacted which reduced the corporate statutory tax rate from 34% to 21% commencing on January 1, 2018. The Company has used an effective tax rate of 34%.

(h)	Property and Equipment

Property and equipment are stated at cost, and is presented net of accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed, and the resulting profit or loss is reflected in income.

The estimated service lives of property and equipment are principally as follows:

Computers and equipment	3-5 years
Furniture & Fixtures	5-10 years

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

2.	Summary of Significant Accounting Policies (continued)

(i)	Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

Level 1 — quoted market prices in active markets for identical assets or liabilities.

Level 2 — inputs other than Level I that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of November 30, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total $	Level 1 $	Level 2 $	Level 3 $

Derivative Liability	453,005	–	–	453,005

(j)	Revenue Recognition

The Company earns revenue from the sale of Vape Mods, which are modified electronic cigarettes and vape pens. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

(k)	Stock-based Compensation

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

(l)	Deferred Compensation

Deferred compensation is comprised of the fair value of common shares issued to officers and directors of the Company for which services have not been rendered. As services are rendered, the amounts in deferred compensation are expensed as incurred in the consolidated statements of operations. As at November 30, 2017, the Company recorded $165,853 (2016 - $nil) of deferred compensation.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

2.	Summary of Significant Accounting Policies (continued)

(m)	Foreign Currency Translation

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

(n)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All effects of the reverse stock split discussed at Note 9(d) has been applied retroactively to calculations of basic and diluted net loss per share for periods presented. As at November 30, 2017, the Company had 2,659,468 (2016 – nil) potentially issuable shares from an outstanding convertible note, which are anti-dilutive.

(o)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations

(p)	Beneficial Conversion Features

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

(q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the year ended November 30, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 for compensation of which $324,147 was expensed during the period and the remaining $165,853 was recorded as deferred compensation within shareholders’ equity.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

4.	Equipment

	Cost $	Accumulated amortization $	November 30, 2017 $	November 30, 2016 $

Machinery	52,869	6,809	46,060	–

During the year ended November 30, 2017, the Company recorded $5,389 (2016 - $nil) of depreciation expense.

5.	Convertible Debenture

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture was accreted over the term of the convertible debenture up to the face value of $280,000. The note is in default and now has a default interest rate of 22%. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture. As at November 30, 2017, the carrying value of the convertible debenture was $353,629 and the unamortized discount on the convertible debenture was $nil.

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of May 15, 2017 was $305,957 calculated using the binomial option pricing model. At inception, there was a debt discount related to the conversion feature of $175,427 and a loss on the derivative of $130,530. During the year ended November 30, 2017, the Company recorded a loss on the change in fair value of the derivative liability of $277,578 (2016 - $nil). As at November 30, 2017, the Company had a derivative liability of $453,005 (2016 - $nil).

Balance, November 30, 2016	$–
Conversion feature at inception	175,427
Loss at inception	130,530
Change in fair value	147,048
Balance, November 30, 2017	$453,005

The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended November 30, 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 15, 2017 convertible debenture:

As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.5
As at November 30, 2017 (mark-to-market)	338%	1.27%	0%	0.3

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

7.	Related Party Transactions

a)	As at November 30, 2017, the Company owed $48,367 (2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the year ended November 30, 2017, the Company settled $249,835 of related party debt with the issuance of 1,387,970 common shares. Refer to Note 9(c). The remaining amount owed is unsecured, non-interest bearing, and due on demand.

b)	As at November 30, 2017, the Company owed $17,000 (2016 - $nil) to the former Chief Executive Officer of the Company for compensation and consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)	As at November 30, 2017, the Company owed $25,000 (2016 - $79,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2017, the Company incurred $177,295 (2016 - $36,000) of consulting expense relating to services provided to the Company. In August 2017, the Company settled $88,333 of related party debt with the issuance of 490,742 common shares.

d)	As at November 30, 2017, the Company owed $5,625 (2016 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

e)	As at November 30, 2017, the Company owed $18,500 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

f)	As at November 30, 2017, the Company owed $2,064 (2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2017, accrued interest of $82 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities, related parties.

g)	As at November 30, 2017, the Company owed $12,500 (2016 -$ nil) to the Chief Operating Officer of the Company for consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

h)	As at November 30, 2017, the Company owed $1,195 (2016 - $nil) to the Chief Executive Officer of the Company for services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

i)	As at November 30, 2017, the Company owed $nil (2016 - $10,000) to the spouse of a former significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due was unsecured, bore interest at 3% per annum, and was due 180 days from the date of issuance. In July 2017, the Company issued 128,750 common shares with a fair value of $38,625 to settle $10,000 of principal balance and $254 of accrued interest.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

7.	Related Party Transactions (continued)

j)	On May 8, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares, and issue 5,000,000 restricted common shares in exchange for CEG's intellectual property. In the event that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. As at November 30, 2017, the agreement to acquire the common stock of CEG Inc. was cancelled and costs of $53,297 relating to the proposed acquisition was expensed as incurred.

k)	During the year ended November 30, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 to officers and directors of the Company as compensation for services for a period of one year. As at November 30, 2017, the Company recorded $165,853 as deferred compensation within shareholders’ equity. During the year ended November 30, 2017, the Company recorded $324,147 (2016 - $nil) of share based compensation expense.

l)	During the year ended November 30, 2017, the Company loaned $20,000 (2016- $nil) to a company controlled by the former Chief Executive Officer of the Company for day-to-day expenses. The amount owing is unsecured, non-interest bearing, and due on demand. As at November 30, 2017, the Company recorded an impairment charge of $20,000 due to the unlikelihood of collecting outstanding amounts owed to the Company.

8.	Loans Payable

a)	On December 29, 2015, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 180 days from the date of issuance and was considered to be in default. On July 21, 2017, the Company issued 965,625 common shares with a fair value of $77,250 to settle outstanding principal amount of $20,000 and accrued interest of $966 resulting in a loss on settlement of debt of $56,284.

b)	On April 19, 2016, the Company issued a $3,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 180 days from the date of issuance and was considered to be in default. On July 21, 2017, the Company issued 37,500 common shares with a fair value of $11,587 to settle outstanding principal amount of $3,000 and accrued interest of $116 resulting in a loss on settlement of debt of $8,471.

c)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 180 days from the date of issuance and is now considered in default. As at November 30, 2017, the outstanding balance of the promissory note was $22,000 (2016 - $22,000) and accrued interest of $1,093 (2016 - $409) was recorded in accounts payable and accrued liabilities.

d)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 180 days from the date of issuance and considered in default. As at November 30, 2017, the outstanding balance of the promissory note was $20,000 (2016 - $20,000) and accrued interest of $901 (2016 - $282) was recorded in accounts payable and accrued liabilities.

e)	On June 23, 2016, the Company issued a $10,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and was due 180 days from the date of issuance and was considered in default. On July 21, 2017, the Company issued 125,000 common shares with a fair value of $38,625 to settle outstanding principal amount of $10,000 and accrued interest of $331 resulting in a loss on settlement of debt of $28,294.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

9.	Common Shares

Stock transactions for the year ended November 30, 2017:

(a)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(b)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(c)	On March 22, 2017, the Company issued 1,387,970 common shares with a fair value of $499,670 to settle outstanding debt of $249,835 owed to a company controlled by a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $249,835, which was recorded in the consolidated statement of operations.

(d)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $65,205 has been recorded in deferred compensation and $134,795 has been expensed.

(e)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $65,205 has been recorded and $134,795 has been expensed..

(f)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $9,171 has been recorded and $20,219 has been expensed.

(g)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $9,781 has been recorded and $20,219 has been expensed.

(h)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000. Finder’s fees of $12,000 were paid related to this transaction which reduced additional paid in capital by the same amount.

(i)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000. As of November 30, 2017 prepaid expense for these shares is $21,175.

(j)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the former Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance. As at November 30, 2017, deferred compensation of $15,881 has been recorded and $14,119 has been expensed.

(k)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666 resulting in a loss on settlement of debt of $121,422, including 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254 resulting in a loss on settlement of debt of $28,371 to a related party.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

9.	Common Shares (continued)

(l)	On September 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(m)	On October 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(n)	On October 20, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(o)	On October 23, 2017, the Company issued 400,000 common shares to settle the outstanding share purchase warrants which were issued as part of the issuance of the convertible debenture.

(p)	On November 9, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(q)	At November 30, 2017, the Company had 3,000,000 common shares issuable for consulting services with a fair value of $300,000, of which $25,000 was recorded as consulting expense.

Stock transactions for the year ended November 30, 2016:

(r)	On December 23, 2015, the Company issued 12,500 shares of common stock with a fair value of $25,000 to a consultant pursuant to a consulting agreement dated May 1, 2015.

(s)	On December 23, 2015, the Company issued 25,000 shares of common stock with a fair value of $39,063 to the Chief Financial Officer and director of the Company pursuant to the agreement dated September 1, 2015. 12,500 shares were issued for the consultant’s services as a director, and 12,500 shares for services as the Company’s Chief Financial Officer.

(t)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $21,250 to the former Chief Executive Officer of the Company for the consultant’s services as a director pursuant to the consulting agreement dated September 1, 2015.

(u)	On December 23, 2015, the Company issued 6,250 of shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as the Company’s Chief Executive Officer pursuant to the consulting agreement dated June 29, 2015.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

9.	Common Shares (continued)

(v)	On December 23, 2015, the Company issued 12,500 of shares of common stock with a fair value of $17,500 to a consultant pursuant to a consulting agreement dated December 14, 2015.

Preferred Shares

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

10.	Share Purchase Warrants

On May 15, 2017, the Company issued 486,783 share purchase warrants with an exercise price of $0.09 per share for a period of five years in conjunction with the issuance of convertible debt. The fair value of the share purchase warrants was $105,396, calculated using the binomial option pricing model assuming no expected dividends, volatility of 199%, expected life of 5 years, and a risk free rate of 1.05%. The allocated relative fair value of the warrants was $74,573. The fair value of the share purchase warrants were recorded in the consolidated statement of operations as debt discount. In October 2017, the Company issued 400,000 common shares as a settlement and return of the outstanding share purchase warrants by the convertible note holder.

On October 23, 2017, the share purchase warrants were cancelled and replaced with the issuance of 400,000 common shares. Refer to Note 9(o).

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2015 and 2016	–	–
Issued	486,783	0.09
Cancelled	(486,783)	0.09
Balance, November 30, 2017	–	–

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

11.	Supplemental Disclosures

	Year ended November 30, 2017 $	Year ended November 30, 2016 $
Non-cash investing and financing activities:

Common shares issued for deferred compensation	490,000	–
Common shares issued for settlement of related party debt	714,962	–
Common shares issued to settle third party debt	127,462	–
Common shares issued to settle outstanding payables	–	25,000
Expenses paid by related parties that increased related party debt	19,500	2,064
Preferred shares issued to settle related party payables	–	24,167
Preferred shares issued to settle related party debt	–	48,453
Shares issued for prepaid expenses	40,000	–
Warrants issued with debt	74,573	–
Exercise of warrants	400	–
Original issue discount	25,000	–
Debt issuance costs	5,000	–
Debt conversion feature	175,427	–
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

12.	Income Taxes

As at November 30, 2017, the Company has $1,294,000 of net operating losses carried forward to offset taxable income in future years through fiscal 2036. No tax benefit has been reported during the years ended November 30, 2017 and 2016 as the potential tax benefit is offset by a valuation allowance as there is uncertainty as to whether the Company can be profitable in the future to utilize tax losses. Net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating losses carryfoward may be limited as to use in future years.

	2017 $	2016 $
Net loss before taxes	(1,981,856)	(170,176)
Statutory rate	34%	34%
Computed expected tax recovery	(673,800)	(57,900)
Permanent differences and other	490,000	(68,100)
Change in valuation allowance	183,800	126,000
Income tax provision	–	–

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Consolidated Financial Statements

Years ended November 30, 2017 and 2016

12.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at November 30, 2017 and 2016 are as follows:

	2017 $	2016 $

Deferred tax assets:
Net operating losses carried forward	439,900	281,180
Accrued interest	5,900	500
Related party payables	20,900	32,000
Deferred tax liabilities:
Accumulated depreciation above book value	(3,300)	–
Deferred income tax assets	463,400	313,700
Valuation allowance	(463,400)	(313,700)
Net deferred income tax asset	–	–

13.	Subsequent Events

(a)	On December 26, 2017, the Company received $75,000 in a promissory note from a company controlled by a shareholder of the Company. The amounts are unsecured, non-interest bearing, and due on demand.

(b)	On January 1, 2018, the Company entered into a consulting agreement with a non-related party for consulting services. Pursuant to the agreement, the consultant will receive compensation of $5,000 per month for services rendered. In addition, the consultant will receive $2,500 per every new location the consultant manages. The Company may terminate the agreement upon providing 10 days of written notice to the consultant.

(c)	On January 29, 2018, the Company completed a settlement and mutual release agreement with CEG Inc. whereby the proposed acquisition of CEG Inc. was cancelled. As part of the settlement and mutual release agreement, the former Chief Executive Officer of the Company will return 5,650,000 common shares of the Company and the Company will return the rights to the intellectual property that was previously held by CEG Inc., and give machinery that was previously paid by the Company to CEG Inc. The Company incurred $53,297 of expenses relating to the proposed acquisition, which has been recorded for the year ended November 30, 2017.

(d)	Subsequent to November 30, 2017 there were 9,500,000 shares issued for consulting services and 2,433,555 shares issued for conversion of debt.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we have a material weakness due to lack of segregation of duties and accounting for complex debt and equity transactions. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is mainly one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. We have hired an additional administrative person and retained an outside professional firm to assist in the separation of duties on an ongoing basis. The use of the outside firm has proven successful in assisting in the separation of duties. During the year the Company had several audit adjustments related to accounting for complex debt and equity that were deemed material. Management did not have sufficient experience to review these complex debt and equity transactions. As such, we believe this deficiency to have been a material weakness.

However, additional people are not needed to do the administrative work therefore segregation of duties will continue to be an ongoing weakness.

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2017.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2017 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Maqsood Rehman	41	CEO
Romina Martinez	27	Director
Allison Hess	27	Secretary, Treasurer, and Director

Background of Directors and Executive Officers

Dr. Maqsood Rehman, is currently CEO of Gala Pharmaceutical, Inc., (“GLPH”) where he was the CEO since June 2017. Prior to GLPH, Dr. Rehman was the Global Soybean Breeding Leader for Dow Agrosciences at Indianapolis, Indiana for six years. Previously, he worked as a soybean breeder for Monsanto Company at Oxford, Indiana for five years. Dr. Rehman has Masters and PhD degrees in Plant Science from University of Idaho, U.S.A. and Post Doctorate from University of Missouri-Columbia, Missouri. Dr. Rehman also has a diversified scientific background with training, and 10 plus years of practical experience in plant breeding, quantitative and molecular genetics and cytogenetics and project management. Dr. Rehman’s experience ranges from providing leadership to the breeding organization to developing breeding strategies and budgets needed to accomplish breeding goals. He fills in the gaps by bringing key stakeholders together and aligns breeding goals with global commercial needs through effective communication. Dr. Rehman is also an expert at developing teams and providing effective and transparent communication process to achieve deliverables.

Allison Hess, is currently a Board member and officer of Gala Pharmaceutical, Inc. Ms. Hess, for the past two years is also the President of Hssy Inc., an international business finance and operations consulting firm based out of San Diego, CA. Prior to Hssy Inc., Ms. Hess worked in the legal field for more than seven years having been with two local firms from 2010 up to 2014. She is knowledgeable with regard to all levels of the courts from local Small Claims actions to federal district Court matters and is experienced in a number of commercial practice areas including corporate finance, real estate, licensing and contracts. She has helped numerous companies with their creation of a new business and the issues that arise therefrom such as public relations, government permitting and legislation, interacting with suppliers and vendors, and the public company markets. For the last several years Ms. Hess' efforts have been focused on the legal medicinal and recreational cannabis and Industrial Hemp markets.

Romina Martinez is currently a Board member of Gala Pharmaceutical, Inc. Ms. Martinez for the past two years is also the Vice President of Hssy Inc., an international business finance and operations consulting firm based out of San Diego, CA. She has a well-rounded commercial outlook to solving legal issues practically and is an expert at advising on new areas of law or changes to the law.  Prior to Hssy Inc., Romina Martinez worked in the legal field for more than five years having been with several San Diego firms from 2011 up to 2016. For the last several years, Romina Martinez has established work with the legal medicinal and recreational cannabis and Industrial Hemp markets. She is experienced in regards to many levels of the courts including family law, relevant regulations and depositions, to federal district Court matters. She is well versed in a number of commercial practice areas including corporate finance, public company markets, real estate, translations, licensing and contracts, research and development, and has helped formulate numerous companies as well as handling the social media marketing platforms for their businesses. Romina is a bilingual speaker who is proficient in both fluent Spanish and English.

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

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Allison Hess, Secretary, Treasurer	2017	0	0	20,219	0	0	0	0	20,219
2016		0	0	12,812	0	0	0	0	12,812
2015		0	0	31,875	0	0	0	0	31,875

Maqsood Rehman, CEO	2017	90,000	0	14,118	0	0	0	0	104,118
2016		0	0	0	0	0	0	0	0
2015		0	0	0	0	0	0	0	0

Romina Martinez, Director	2017	0	0	20,219	0	0	0	0	20,219
2016		0	0	0	0	0	0	0	0
2015		0	0	0	0	0	0	0	0

Calvin Frye, Former Chairman and CEO	2017	0	0	0	0	0	0	0	0
2016		0	0	13,542	0	0	0	0	13,542
2015		0	0	35,833	0	0	0	0	35,833

Harold Milburn, Former CEO, CFO, President, and Treasurer	2017	0	0	0	0	0	0	0	0
2016		0	0	0	0	0	0	0	0
2015		0	0	51,617	0	0	0	49,883	101,500

George Lefevre, Former CEO, CFO, Chairman, and Treasurer	2017	0	0	0	0	0	0	0	0
2016		0	0	0	0	0	0	0	0
2015		0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Positions (s) (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Maqsood Rehman, CEO	0	0	0	0	0	0	0	0	0

Allison Hess, Secretary, Treasurer, Director	0	0	0	0	0	0	0	0	0

Romina Martinez Director	0	0	0	0	0	0	0	0	0

Calvin Frye, Former Chairman and CEO	0	0	0	0	0	0	0	0	0

Harold Milburn, Former President, CEO, CFO, and Treasurer	0	0	0	0	0	0	0	0	0

George Lefevre, Former Chairman, CEO, Treasurer, and CFO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended November 30, 2017 and 2016.

Director Compensation

(a)	On June 29, 2015, the Company entered into a consulting agreement with the former Chief Executive Officer of the Company for consulting services relating to the cannabis industry. Pursuant to the agreement, the Company shall issue 6,250 shares of common stock to the consultant upon execution of the agreement (issued) and every six months thereafter as compensation. Either party may terminate the agreement by providing written thirty days notice.

(b)	On September 1, 2015, the Company entered into an agreement with the Chief Financial Officer of the Company. Pursuant to the agreement, the Company shall issue 12,500 shares of common stock to the Chief Financial Officer upon execution and every twelve months to compensation for being the Chief Financial Officer. The Company shall also issue an additional 6,250 shares of common stock to the Chief Financial Officer upon execution and every six months as compensation for being a director. The agreement shall be terminated upon mutual agreement with the Company and the Chief Financial Officer.

(c)	On September 1, 2015, the Company entered into an agreement with the former Chief Executive Officer of the Company for assuming the role as Chief Executive Officer. Pursuant to the agreement, the Company shall issue 12,500 shares of common stock to the Chief Executive Officer upon execution and every twelve months. The agreement shall be terminated upon mutual agreement with the Company and the former Chief Executive Officer.

(d)	On February 12, 2017, the Company entered into an agreement with a Director of the Company. Pursuant to the agreement, the Company shall issue 1,000,000 common shares upon execution. The agreement shall terminate upon mutual agreement between the parties.

(e)	On March 30, 2017, the Company entered into an agreement with the Secretary, Treasurer, and a Director of the Company. Pursuant to the agreement, the Company shall issue 1,500,000 common shares upon execution. The agreement shall be terminate upon mutual agreement between the parties.

Employment Agreements

(a)	On September 1, 2017, the Company entered into an employment agreement with Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $15,000 per month, living and housing expense of no more than $3,000 per month, and the issuance of 1,500,000 common shares of the Company on an annual basis. The agreement shall be terminated when the Company provides 10 days notice or the Chief Executive Officer provides 30 days notice to terminate the agreement.

Report on Repricing of Options

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of November 30, 2017, we had a total of 35,701,561 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Maqsood Rehman, Principal Executive Officer	Common Shares	1,500,000	4.2%
Allison Hess, Secretary, Treasurer Director	Common Shares	1,525,000	4.3%
James Haas, Significant shareholder	Common Shares	10,047,600	28.1%
Romina Martinez, Director	Common Shares	1,500,000	4.2%
Owen Naccarato, Significant shareholder	Common Shares	10,352,131	29.0%
All Officers and Directors as a Group	Common Shares	4,525,000	12.7%

Item 13. Certain Relationships, Related Transactions and Director Independence

Year Ended November 30, 2017

(a)	As at November 30, 2017, the Company owed $48,367 (2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the year ended November 30, 2017, the Company settled $249,835 of related party debt with the issuance of 1,387,970 common shares. Refer to Note 9(c). The remaining amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at November 30, 2017, the Company owed $17,000 (2016 - $nil) to the former Chief Executive Officer of the Company for compensation and consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As at November 30, 2017, the Company owed $25,000 (2016 - $79,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2017, the Company incurred $177,295 (2016 - $36,000) of consulting expense relating to services provided to the Company. In August 2017, the Company settled $88,333 of related party debt with the issuance of 490,742 common shares.

(d)	As at November 30, 2017, the Company owed $5,625 (2016 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

(e)	As at November 30, 2017, the Company owed $18,500 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(f)	As at November 30, 2017, the Company owed $2,064 (2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2017, accrued interest of $82 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities, related parties.

(g)	As at November 30, 2017, the Company owed $12,500 (2016 -$ nil) to the Chief Operating Officer of the Company for consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(h)	As at November 30, 2017, the Company owed $1,195 (2016 - $nil) to the Chief Executive Officer of the Company for services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(i)	As at November 30, 2017, the Company owed $nil (2016 - $10,000) to the spouse of a former significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due was unsecured, bore interest at 3% per annum, and was due 180 days from the date of issuance. In July 2017, the Company issued 128,750 common shares with a fair value of $38,625 to settle $10,000 of principal balance and $254 of accrued interest.

(j)	On May 8, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares, and issue 5,000,000 restricted common shares in exchange for CEG's intellectual property. In the event that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. As at November 30, 2017, the agreement to acquire the common stock of CEG Inc. was cancelled and costs of $53,297 relating to the proposed acquisition was expensed as incurred.

(k)	During the year ended November 30, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 to officers and directors of the Company as compensation for services for a period of one year. As at November 30, 2017, the Company recorded $165,853 as deferred compensation within shareholders’ equity. During the year ended November 30, 2017, the Company recorded $324,147 (2016 - $nil) of share based compensation expense.

(l)	During the year ended November 30, 2017, the Company loaned $20,000 (2016- $nil) to a company controlled by the former Chief Executive Officer of the Company for day-to-day expenses. The amount owing is unsecured, non-interest bearing, and due on demand. As at November 30, 2017, the Company recorded an impairment charge of $20,000 due to the unlikelihood of collecting outstanding amounts owed to the Company.

Year Ended November 30, 2016

a)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $10,625 to the former Chief Executive Officer of the Company for services as a director of the Company. During the year ended November 30, 2016, the Company incurred consulting services of $13,540 (2015 - $21,250). As at November 30, 2016, the Company had a prepaid expense balance of $nil (2015 - $2,917) to the former Chief Executive Officer of the Company related to these services.

b)	During the year ended November 30, 2016, the Company issued 6,250 shares of common stock with a fair value of $7,187 to the Chief Financial Officer for consulting services. During the year ended November 30, 2016, the Company incurred consulting services of $25,936 (2015 - $31,875). As at November 30, 2016, the Company owed $18,750 to the Chief Financial Officer, which has been recorded in accounts payable and accrued liabilities - related party.

c)	As at November 30, 2016, the Company owed $249,835 (2015 - $255,295) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at November 30, 2016, the Company owed $10,000 (2015 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

e)	As at November 30, 2016, the Company owed $2,064 (2015 - $nil) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $20 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

f)	On September 21, 2016, the Company owed $10,000 (2015 - $nil) to the former spouse of a significant shareholder of the Company. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $58 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

g)	As at November 30, 2016, the Company owed $200 (2015 - $200) to the former Chief Executive Officer of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $3 (2015 - $nil) has been included in accounts payable and accrued liabilities - related party.

h)	As at November 30, 2016, the Company owed $nil (2015 - $42,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at November 30, 2016, accrued interest of $nil (2015 - $435) has been included in accounts payable and accrued liabilities - related party.

i)	As at November 30, 2016, the Company owed $nil (2015 - $5,000) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. As at November, 2016, accrued interest of $nil (2015 - $1) has been included in accounts payable and accrued liabilities - related party.

j)	As at November 30, 2016, the Company owed $nil (2015 - $805) to a significant shareholder of the Company. The amount is unsecured, bears interest at 1% per annum, and due 180 days from the date of issuance. On January 27, 2016, the Company issued 333,334 shares of preferred stock to the loan holder as part of settling all of the outstanding debt and accrued interest.

k)	As at November 30, 2016, the Company owed $79,333 (2015 - $76,500) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related party. The amount is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2016, the Company incurred legal fees of $27,000 (2015 - $76,500) to this significant shareholder. On January 27, 2016, the Company issued 166,666 shares of preferred stock to settle outstanding debt owed to related parties of $24,167.

l)	During the year ended November 30, 2016, the Company recognized revenue of $nil (2015 - $1,592) from a Company controlled by significant shareholders of the Company.

m)	During the year ended November 30, 2016, the Company incurred $nil (2015 - $101,500) in consulting fees to the former President of the Company. During the year ended November 30, 2015, the Company issued 21,324 shares of common stock with a fair value of $51,617 to settle the amount owing in addition to paying $8,300 to settle debt owed to the former President of the Company. During the year ended November 30, 2015, $33,000 of the amount owing was paid by a significant shareholder and the remainder of $8,583 has been forgiven and recorded as additional paid-in capital.

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Haynie & Co. and Pritchett, Siler and Hardy PC combined for the year ended November 30, 2017 and Pritchett, Siler and Hardy PC for the year ended November 30, 2016:

	For the Year Ended November 30,
	2017	2016
Audit Fees	$18,250	$13,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$18,250	$13,500

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

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALA PHARMACEUTICAL INC.

By: /s/ Maqsood Rehman
Date: April 6, 2018	Maqsood Rehman
Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maqsood Rehman	Principal Executive Officer	April 6, 2018
Maqsood Rehman

