Form 10-Q
period 2018-02-28
Gala Pharmaceuticals Inc.
filed 2018-05-08
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

(775) 321-8238

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 2, 2018, the registrant had 52,635,116 shares of common stock outstanding.

GALA PHARMACEUTICAL INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Financial Statements

(unaudited)

For the Period Ended February 28, 2018

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Balance Sheets

	February 28, 2018 $	November 30, 2017 $
	(unaudited)
ASSETS

Current assets
Cash	168	7,767
Inventory	2,241	2,241
Prepaid expenses	265,173	41,908
Prepaid expenses – related parties	10,000	10,000

Total current assets	277,582	61,916

Equipment, net of depreciation	43,330	46,060

Total assets	320,912	107,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	41,285	34,556
Accounts payable and accrued liabilities – related party	70,490	61,475
Due to related parties	123,367	48,367
Loans payable	42,000	42,000
Loans payable - related parties	20,764	20,764
Convertible note	266,466	353.629
Derivative liabilities	391,223	453,005

Total liabilities	955,595	1,013,796

Contingency (Note 11)	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock
Authorized: 10,000,000 shares with a par value of $0.001 per share issued and outstanding: 500,000 and 500,000 shares, respectively	500	500

Common stock
Authorized: 500,000,000 shares with a par value of $0.001 per share issued and outstanding: 47,635,116 and 35,701,561 shares, respectively	47,635	35,702

Additional paid-in capital	3,164,024	2,417,400
Common stock issuable	–	25,000
Deferred compensation – related party	(45,031)	(165,853)
Accumulated deficit	(3,801,811)	(3,218,569)

Total stockholders’ deficit	(634,683)	(905,820)

Total liabilities and stockholders’ deficit	320,912	107,976

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended February 28, 2018 $	Three months ended February 28, 2017 $

Operating expenses

Consulting fees	115,343	–
Consulting fees – related party	320,192	–
Depreciation	2,730	–
General and administrative	36,263	10,652
General and administrative – related party	60,515	19,000
Rent	13,185	1,050

Total operating expense	548,228	30,702

Loss before other income (expense)	(548,228)	(30,702)

Other income (expense)

Change in fair value of derivative liabilities	(111,519)	–
Interest expense	(18,238)	(673)
Gain on settlement of debt	94,743	–

Total other income (expense)	(35,014)	(673)

Net loss	(583,242)	(31,375)
Net loss per share, basic and diluted	(0.01)	(0.02)
Weighted average common shares outstanding	40,202,240	1,369,224

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended February 28, 2018 $	Three months ended February 28, 2017 $

Operating activities

Net loss for the period	(583,242)	(31,375)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred compensation costs	120,822	–
Amortization of prepaid expense	111,735	–
Change in fair value of derivative liability	111,519	–
Common shares issued for services and compensation – related party	200,000	–
Depreciation	2,730	–
Gain on settlement of debt	(94,743)	–

Changes in operating assets and liabilities:

Bank overdraft	–	62
Accounts payable and accrued liabilities	39,565	(416)
Accounts payable and accrued liabilities – related party	9,015	9,088

Net cash used in operating activities	(82,599)	(22,641)

Financing activities

Proceeds from related party operating advances	75,000	11,800

Net cash provided by financing activities	75,000	11,800

Increase (decrease) in cash	(7,599)	(10,841)

Cash, beginning of period	7,767	10,841

Cash, end of period	168	–

Supplemental disclosures (Note 10)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

1.	Organization and Nature of Operations

Gala Pharmaceutical Inc. (formerly Gala Global Inc.) (the “Company”) was incorporated in the State of Nevada on March 10, 2010. The Company provides Testing or Analytical Chemistry tools for chemical, plant, soil, and liquid composition analysis. The Company provides analysis of compositional traits for hemp and cannabis products (cannabinoid, terpenes, pesticides, residual solvents and microbial). The analysis is being done at certified labs with persistent results.

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

Additionally, the Company provides consulting on testing and manufacturing lab designs and SOPs. The Company provides services to customers for building turnkey labs, drug formulations and troubleshooting. It has highly qualified professionals to bring productivity and efficiency within your current resources.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2018, the Company has not recorded any revenues, has a working capital deficit of $678,013, and an accumulated deficit of $3,801,811. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ended November 30, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2017 included in our Form 10-K filed with the SEC.

(d)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of inventory, valuation of the derivative liability and share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(e)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. All effects of the reverse stock split discussed at Note 9(d) has been applied retroactively to calculations of basic and diluted net loss per share for periods presented. As at February 28, 2018, the Company had 7,535,788 (November 30, 2017 – 2,128,655) potentially issuable shares from an outstanding convertible note.

(f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company as compensation for services. As at February 28, 2018, deferred compensation of $45,031 (November 30, 2017 - $165,853) was recorded within shareholders’ equity. During the three months ended February 28, 2018, $120,822 (February 28, 2017 - $nil) of deferred compensation costs were expensed to the consolidated statement of operations.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

4.	Equipment

Equipment consists of the following:

	February 28, 2018		Net,	Net,
	Cost $	Accumulated amortization $	February 28, 2018 $	November 30, 2017 $
Machinery	52,869	9,539	43,330	46,060

5.	Convertible Debenture

On May 15, 2017, the Company entered into a promissory note agreement with a non-related party for proceeds of $280,000, net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bore interest at 10% per annum, and was due on November 30, 2017. The promissory note is in default as of November 30, 2017, resulting in a default interest rate of 22% per annum. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion limited by a conversion floor price of $0.05 per share.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture. As at February 28, 2018, the carrying value of the convertible debenture was $266,466 (November 30, 2017 - $353,629).

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of May 15, 2017 was $305,957 calculated using the binomial option pricing model. During the three months ended February 28, 2018, the Company recorded a loss on the change in fair value of the derivative liability of $111,519 (February 28, 2017 - $nil). As at February 28, 2018, the Company had a derivative liability of $391,223 (November 30, 2017 - $453,005).

Balance, November 30, 2017	$453,005
Adjustment for conversion	(173,301)
Change in fair value	111,519
Balance, February 28, 2018	391,223

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

6.	Derivative Liability (continued)

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended February 28, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 15, 2017 convertible debenture:

As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.50
As at December 7, 2017 (conversion)	294%	1.67%	0%	0.98
As at February 2, 2018 (conversion)	301%	1.88%	0%	0.83
As at February 13, 2018 (conversion)	304%	1.95%	0%	0.80
As at February 26, 2018 (conversion)	312%	2.03%	0%	0.76
As at February 28, 2018 (mark-to-market)	312%	2.07%	0%	0.75

7.	Related Party Transactions

(a)	As at February 28, 2018, the Company owed $123,367 (November 30, 2017 - $48,367) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the three months ended February 28, 2018, the Company received an additional $75,000 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at February 28, 2018, the Company owed $34,000 (November 30, 2017 - $25,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the three months ended February 28, 2018, the Company incurred $9,000 (February 28, 2017 - $19,000) of consulting expense relating to services provided to the Company.

(c)	As at February 28, 2018, the Company owed $5,625 (November 30, 2017 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at February 28, 2018, the Company owed $18,500 (November 30, 2017 - $18,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(e)	As at February 28, 2018, the Company owed $2,064 (November 30, 2017 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at February 28, 2018, accrued interest of $97 (November 30, 2017 - $82) has been included in accounts payable and accrued liabilities, related parties.

(f)	As at February 28, 2018, the Company owed $1,195 (November 30, 2017 - $1,195) to the Chief Executive Officer of the Company. During the period ended February 28, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 as bonus compensation.

(g)	During the year ended November 30, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 to officers and directors of the Company as compensation for services for a period of one year. As at February 28, 2018, the Company recorded $45,031 (November 30, 2017 - $165,853) as deferred compensation within shareholders’ equity. During the period ended February 28, 2018, the Company recorded $122,082 (2017 - $nil) of compensation expense relating to the shares issued as deferred compensation.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

8.	Loans Payable

a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance and is now considered in default. As at February 28, 2018, the outstanding balance of the promissory note was $22,000 (November 30, 2017 - $22,000).

b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance and is now considered in default. As at February 28, 2018, the outstanding balance of the promissory note was $20,000 (November 30, 2017 - $20,000).

9.	Stockholders’ Equity

Authorized:	10,000,000 preferred shares, with a par value of $0.001 per preferred share with each preferred share having 500 votes per common share, subject to dividends when and if declared, and liquidation rights in the amounts of the par value in accordance with the Company’s certificate of designation.

500,000,000 common shares, with a par value of $0.001 per common share

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

(unaudited)

10.	Supplemental Disclosures

	Three months ended February 28, 2018 $	Three months ended February 28, 2017 $
Non-cash investing and financing activities:

Common shares issued for consulting services – related party	200,000	–
Common shares issued for prepaid expenses	335,000	–
Common shares issued to settle third party debt	198,557	–
Convertible note accrued interest converted to common stock	32,836	–
Convertible note principal converted to common stock	87,163	–
Expenses paid by related parties that increased related party debt	–	4,500

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

11.	Contingency

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing breach of contract, conspiracy to commit fraud, and specific performance. The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of February 28, 2018.

12.	Subsequent Events

(a)	On March 29, 2018, the Company issued 2,500,000 common shares for proceeds of $100,000.

(b)	On April 6, 2018, the Company entered into a commercial lease for an office location. Under the terms of the lease, the Company is committed to annual lease payments of $108,000 commencing May 1, 2018, with annual increases of 4% per annum on each May 1st until the termination date on May 1, 2023.

(c)	On April 16, 2018, the Company issued 2,500,000 common shares for proceeds of $100,000.

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

The Company then expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion focused on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. At the time GALA was also seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries. The Company also planned to enter into the medical marijuana cultivation industry as approved in the United States and Canada to build legalized cultivation operations.

Currently, Gala Pharmaceutical Inc. has hired industry-leading experts in the field of Genomics that improves crop yields by utilizing advanced breeding and molecular technologies. The company will use proprietary equipment and techniques to ensure the genetic fingerprint of each plant is identical and is cultivated in a controlled environment significantly reducing the variability of each plants yield. In addition, the company will be able to provide pharmaceutical expertise to its customers for manufacturing and production. It is anticipated that Gala Pharmaceuticals Inc., will provide oversight for the development of fully cGMP production of Active Pharmaceutical Ingredients (API) for use in forecasted clinical trials supporting the safety and efficacy of the various plant extracts.

The Company also intends to provide Testing for chemical, plant, soil, and liquid composition analysis as well as analysis of compositional traits for hemp and cannabis products (cannabinoid, terpenes, pesticides, residual solvents and microbial). GPI is currently developing an ISO certified lab with state of the art equipment for these analysis which will provide persistent results.

The Company’s other services include the development of cannabinoid based health and wellness products; the development of medical grade compounds; the licensing of proprietary testing, genetics, labeling and packaging, tracking, production, and standardization methods for the medicinal herb industry.

Lastly the Company provides consulting on testing and manufacturing lab designs and standard operating procedures. The Company provides services to customers for building turnkey labs, botanical drug formulations and troubleshooting. It has highly qualified professionals to bring productivity and efficiency within your current resources.

RESULTS OF OPERATIONS

Working Capital

	February 28, 2018 $	November 30, 2017 $
Current Assets	277,582	61,916
Current Liabilities	(955,595)	(1,013,796)
Working Capital (Deficit)	(678,013)	(951,880)

Cash Flows

	Three months ended February 28, 2018 $	Three months ended February 28, 2017 $
Cash Flows from (used in) Operating Activities	(82,599)	(22,641)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	75,000	11,800
Net Increase (decrease) in Cash During Period	(7,599)	(10,841)

Operating Expenses

Three Months Ended February 28, 2018 and 2017

During the three months ended February 28, 2018, the Company incurred operating expenses of $548,228 compared to operating expenses of $30,702 during the three months ended February 28, 2017. The increase in operating expenses was due to $435,535 of consulting expenses including $320,192 to related parties for consulting services. These amounts included 5,000,000 common shares issued to the Company’s Chief Executive Officer as a compensation bonus with a fair value of $200,000, as well as the recognition of $120,822 of deferred compensation for shares which were previously issued. The Company also had an increase in general and administrative expenses of $67,126 including $41,515 to related parties for legal and other services incurred to a significant shareholder of the Company. Furthermore, the Company incurred more professional fees related to accounting and audit services as the amount of transactions in the Company and overall operations increased compared to prior year.

The Company incurred a net loss of $583,242 during the three months ended February 28, 2018 compared to a net loss of $31,375 during the three months ended February 28, 2017. In addition to operating expenses, the Company recorded a loss of $111,519 for the change in fair value of the derivative liabilities relating to the beneficial conversion feature of the conversion option in the outstanding convertible note, as well as interest expense of $18,238 for interest incurred on the Company’s debts. Furthermore, the Company recorded a gain of $94,743 relating to the conversion of outstanding convertible debt during the period. For the three months ended February 28, 2017, the Company incurred interest expense of $673.

Net Loss

During the three months ended February 28, 2018, the Company incurred a net loss of $583,242 or $0.01 loss per share compared to a net loss of $31,375 and loss per share of $0.02 during the three months ended February 28, 2017. The increase in the net loss and loss per share amounts were due to greater expenditures relating to the fair value of share-based compensation that was issued during the current period.

Liquidity and Capital Resources

As of February 28, 2018, the Company has working capital deficit of $678,013 and an accumulated deficit of $3,801,811 compared to a working capital deficit of $951,880 and an accumulated deficit of $3,218,569 as at November 30, 2017. The decrease in working capital deficit was due to the settlement of outstanding convertible notes with the issuance of common shares, which also led to a decrease in the derivative liability balance outstanding at February 28, 2018. Furthermore, the Company issued common shares to management and consultants of the Company which was recorded as prepaid expense as the fair value of the common shares issued were for services over a period of 12 months from the date of the agreements.

During the three months ended February 28, 2018, the Company issued the following common shares:

•	Issuance of 2,433,555 common shares to settle outstanding convertible note balances of $120,000 and recorded derivative liabilities of $173,301;
•	Issuance of 5,000,000 common shares to the Chief Executive Officer of the Company with a fair value of $200,000 pursuant to bonus compensation;
•	Issuance of 1,500,000 common shares to a consultant with a fair value of $60,000 for consulting services over a one year period; and
•	Issuance of 3,000,000 common shares to consultants with a fair value of $300,000 for consulting services over a one-year period.

Cash flow from Operating Activities

During the three months ended February 28, 2018, the Company used cash of $82,599 for operating activities compared to $22,641 during the three months ended February 28, 2017. The increase in the cash used for operating activities was due to higher operating expenditures compared to the prior year.

Cash flow from Investing Activities

During the three months ended February 28, 2018 and 2017, the Company did not have any investing activities.

Cash flow from Financing Activities

During the three months ended February 28, 2018, the Company received $75,000 from related party advances compared to $11,800 received from related party advances during the three months ended February 28, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On March 29, 2018, the Company issued 2,500,000 common shares for proceeds of $100,000.

(b)	On April 6, 2018, the Company entered into a commercial lease for an office location. Under the terms of the lease, the Company is committed to annual lease payments of $108,000 commencing May 1, 2018, with annual increase of 4% per annum on each May 1st until the termination date on May 1, 2023.

(c)	On April 16, 2018, the Company issued 2,500,000 common shares for proceeds of $100,000.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of February 28, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing breach of contract, conspiracy to commit fraud, and specific performance. The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of February 28, 2018.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended February 28, 2018, there were the following equity transactions.

(i)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(ii)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(iii)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(iv)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(v)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(vi)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(vii)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

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

GALA PHARMACEUTICAL INC.
(REGISTRANT)

Date: May 8, 2018	/s/ Maqsood Rehman
Maqsood Rehman
Chief Executive Officer
(Authorized Officer for Registrant)

