Form 10-Q
period 2018-05-31
Gala Pharmaceutical Inc.
filed 2018-08-01
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 25, 2018, the registrant had 57,204,937 shares of common stock outstanding.

GALA PHARMACEUTICAL INC.

2

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Financial Statements

(unaudited)

For the Period Ended May 31, 2018

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Balance Sheets

	May 31, 2018 $	November 30, 2017 $
	(unaudited)
ASSETS

Current assets
Cash	39,175	7,767
Inventory	2,241	2,241
Prepaid expenses	173,538	41,908
Prepaid expenses – related parties	10,000	10,000

Total current assets	224,954	61,916

Equipment, net of depreciation	40,607	46,060

Total assets	265,561	107,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	61,458	34,556
Accounts payable and accrued liabilities – related party	62,506	61,475
Due to related parties	123,367	48,367
Loans payable	42,000	42,000
Loans payable - related parties	20,764	20,764
Convertible note	266,466	353,629
Derivative liabilities	390,894	453,005

Total liabilities	967,455	1,013,796

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and 500,000 shares, respectively	500	500

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 56,551,783 and 35,701,561 shares, respectively	56,553	35,702

Additional paid-in capital	3,492,107	2,417,400
Common stock issuable	–	25,000
Deferred compensation – related party	(51,087)	(165,853)
Deficit	(4,195,557)	(3,218,569)

Total shareholders’ deficit attributable to Gala Pharmaceutical Inc.	(697,484)	(905,820)
Noncontrolling interest	(4,410)	–
Total stockholders’ deficit	(701,894)	(905,820)

Total liabilities and stockholders’ deficit	265,561	107,976

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Operations

(unaudited)

	Three months ended May 31, 2018 $	Three months ended May 31, 2017 $	Six months ended May 31, 2018 $	Six months ended May 31, 2017 $

Revenue	4,675	–	4,675	–
Cost of Revenue	3,216	–	3,216	–
Gross Profit	1,459	–	1,459	–

Operating expenses

Consulting fees	135,235	–	250,578	–
Consulting fees – related party	101,840	46,109	422,032	46,109
Depreciation	2,724	–	5,454	–
General and administrative	109,068	14,601	145,331	25,253
General and administrative – related party	24,890	37,521	85,405	56,521
Rent	10,418	1,400	23,603	2,450

Total operating expense	384,175	99,631	932,403	130,333

Loss before other income (expense)	(382,716)	(99,631)	(930,944)	(130,333)

Other income (expense)
Change in fair value of derivative liabilities	329	(10,032)	(111,190)	(10,032)
Interest expense	(15,769)	(175,101)	(34,007)	(175,774)
Gain / (loss) on settlement of debt	–	(88,334)	94,743	(88,334)

Total other expense	(15,440)	(273,467)	(50,454)	(274,140)

Net loss	(398,156)	(373,098)	(981,398)	(404,473)

Less: net loss attributed to non-controlling interest	4,410	–	4,410	–

Net loss attributable to Gala Pharmaceutical Inc.	(393,746)	(373,098)	(976,988)	(404,473)
Net loss per share, basic and diluted	(0.01)	(0.02)	(0.02)	(0.04)
Weighted average common shares outstanding	53,204,863	19,267,388	46,774,994	10,367,208

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended May 31, 2018 $	Six months ended May 31, 2017 $

Operating activities

Net loss for the period	(981,398)	(404,473)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note	–	9,340
Amortization of debt issuance costs	–	2,412
Change in fair value of derivative liability	111,190	10,032
Common shares issued for services and compensation – related party	200,000	80,630
Common shares issued for services	586,767	–
Depreciation	5,454	–
Derivative expense	–	161,353
Loss (gain) on settlement of debt	(94,743)	88,334
Changes in operating assets and liabilities:
Prepaid expenses	(131,631)	–
Accounts payable and accrued liabilities	26,902	1,904
Accounts payable and accrued liabilities – related party	33,867	10,813

Net cash used in operating activities	(243,592)	(39,655)

Investing activities
Loan issued to related party	–	(5,000)

Net cash used in investing activities	–	(5,000)

Financing activities
Proceeds from related party operating advances	75,000	26,867
Proceeds from note payable - related party	–	8,500
Proceeds from convertible note	–	250,000
Proceeds from shares issuances	200,000	–

Net cash provided by financing activities	275,000	285,367

Increase (decrease) in cash	31,408	240,712

Cash, beginning of period	7,767	10,841

Cash, end of period	39,175	251,553

Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

Six Months Ended May 31, 2018 and 2017

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

Additionally, the Company provides consulting on testing and manufacturing lab designs and standard operating procedures (SOPs).  The Company provides services to customers for building turnkey labs, drug formulations and troubleshooting using highly qualified professionals to bring productivity and efficiency for our customers.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2018, the Company has a working capital deficit of $742,501, an accumulated deficit of $4,195,557, and has a convertible debenture that is currently in default. Refer to Note 5. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cannabis Ventures Inc. (USA) and Cannabis Ventures Inc. (Canada), from the date of their acquisition by the Company effective June 26, 2014, and CBD Life, Inc. from June 26, 2014 (date of acquisition) to December 30, 2016 (date of dissolution). In addition, the Company holds a 51% interest in Gala Pharmaceuticals California, Inc. from its date of incorporation on February 7, 2018. All inter-company transactions and balances have been eliminated on consolidation and the proportionate net income/loss on the 49% non-controlling interest has been deducted from the Company’s net loss on the consolidated statement of operations commencing with a corresponding entry within stockholders’ deficit.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

Six Months Ended May 31, 2018 and 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ended November 30, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2017 included in our Form 10-K filed with the SEC.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the three and six months ended May 31, 2018, the Company had 4,374,958 and 4,651,920 (three and six months ended May 31, 2017 – 363,398 and 183,696, respectively) potentially issuable shares from an outstanding convertible note.

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

Six Months Ended May 31, 2018 and 2017

(unaudited)

3.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company for services. As at May 31, 2018, deferred compensation of $51,087 (November 30, 2017 - $165,853) was recorded within shareholders’ equity. During the three months ended May 31, 2018, the Company recorded an additional $60,000 (May 31, 2017 - $490,000) of deferred compensation costs and recorded an expense of $43,945 (May 31, 2017 - $80,630). During the six months ended May 31, 2018, the Company recorded an additional $60,000 (May 31, 2017 - $490,000) of deferred compensation costs and recorded an expense of $174,766 (May 31, 2017 - $210,776) of deferred compensation costs to the consolidated statement of operations.

4.	Equipment
	Cost $	Accumulated amortization $	May 31, 2018 $	November 30, 2017 $

Machinery	52,869	12,262	40,607	46,060

As at November 30, 2017, the Company had accumulated amortization of $6,808. During the three months ended May 31, 2018, the Company recorded $2,723 (May 31, 2017 - $nil) of amortization expense. During the six months ended May 31, 2018, the Company recorded $5,454 (May 31, 2017 - $nil) of amortization expense.

5.	Convertible Debenture

On May 15, 2017, the Company entered into a promissory note agreement with a non-related party for proceeds of $280,000, net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and was due on November 30, 2017. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion limited by a conversion floor price of $0.05 per share.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture, and the debenture is currently in default. As at May 31, 2018, the carrying value of the convertible debenture was $266,466 (November 30, 2017 - $353,629).

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. The fair value of the derivative as of May 15, 2017 was $305,957 calculated using the binomial option pricing model. $250,000 was applied against the net proceeds received from promissory note as a conversion discount and the remaining $55,957 was included in interest expense. During the three months ended May 31, 2018, the Company recorded a gain on the change in the fair value of derivative liability of $329 (May 31, 2017 – loss of $10,032). During the six months ended May 31, 2018, the Company recorded a loss on the change in fair value of the derivative liability of $111,190 (May 31, 2017 - $10,032). As at May 31, 2018, the Company had a derivative liability of $390,894 (November 30, 2017 - $453,005).

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

Six Months Ended May 31, 2018 and 2017

(unaudited)

6.	Derivative Liability (continued)

Balance, November 30, 2017	$453,005
Adjustment for conversion	(173,301)
Change in fair value	111,190

Balance, May 31, 2018	$390,894

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended May 31, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

May 15, 2017 convertible debenture:

As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.50
As at December 7, 2017 (conversion)	294%	1.67%	0%	0.98
As at February 2, 2018 (conversion)	301%	1.88%	0%	0.83
As at February 13, 2018 (conversion)	304%	1.95%	0%	0.80
As at February 26, 2018 (conversion)	312%	2.03%	0%	0.76
As at February 28, 2018 (mark-to-market)	312%	2.07%	0%	0.75
As at May 31, 2018 (mark-to-market)	271%	2.07%	0%	0.50

7.	Related Party Transactions

a)	As at May 31, 2018, the Company owed $123,367 (November 30, 2017 - $48,367) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. In December 2017, the Company received an additional $75,000 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

b)	As at May 31, 2018, the Company owed $43,000 (November 30, 2017 - $25,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the three and six months ended May 31, 2018, the Company incurred $9,000 and $18,000, respectively (May 31, 2017 - $19,000 and $56,521 respectively) of consulting expense relating to services provided to the Company.

c)	As at May 31, 2018, the Company owed $5,625 (November 30, 2017 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As at May 31, 2018, the Company owed $18,500 (November 30, 2017 - $18,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

e)	As at May 31, 2018, the Company owed $2,064 (November 30, 2017 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at May 31, 2018, accrued interest of $113 (November 30, 2017 - $82) has been included in accounts payable and accrued liabilities, related parties.

f)	As at May 31, 2018, the Company owed $1,195 (November 30, 2017 - $1,195) to the Chief Executive Officer of the Company. During the period ended May 31, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 as bonus compensation.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

Six Months Ended May 31, 2018 and 2017

(unaudited)

7.	Related Party Transactions (continued)

g)	In May 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for compensation of services for a period of one year. As at May 31, 2018, the Company recorded $51,087 (November 30, 2017 - $165,853) as deferred compensation within shareholders’ equity.

8.	Loans Payable

(a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at May 31, 2018, the promissory note is in default and the outstanding balance of the promissory note was $22,000 (November 30, 2017 - $22,000).

(b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at May 31, 2018, the promissory note is in default and the outstanding balance of the promissory note was $20,000 (November 30, 2017 - $20,000).

9.	Common Shares

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(h)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company.

(i)	On April 18, 2018, the Company issued 5,000,000 common shares for proceeds of $200,000.

(j)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(k)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services to a non-related party.

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Notes to the Condensed Consolidated Financial Statements

Six Months Ended May 31, 2018 and 2017

(unaudited)

10.	Contingency

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing breach of contract, conspiracy to commit fraud, and specific performance. The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of May 31, 2018.

11.	Supplemental Disclosures

	Six months ended May 31, 2018 $	Six months ended May 31, 2017 $
Non-cash investing and financing activities:

Common shares issued for consulting services – related party	200,000	80,630
Common shares issued for consulting services	420,000	–
Common shares issued for deferred compensation	60,000	409,370
Common shares issued for settlement of related party debt	–	426,501
Common shares issued to settle third party debt	198,557	–
Common shares issued for deposit on intangible assets	–	100,000
Expenses paid by related parties that increased related party debt	–	4,500

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

12.	Subsequent Events

(a)	On June 4, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

(b)	On June 4, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

(c)	On June 20, 2018, the Company approved the sale of its wholly-owned subsidiaries, Cannabis Ventures, Inc. (USA) and Cannabis Ventures, Inc. (Canada) including any and all of its rights, title and interest in exchange for 2,000,000 common shares of Greengro Technologies Inc. (“Greengro”), a company with common shareholders. The Company holds less than 1% ownership of Greengro.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2018 $	November 30, 2017 $
Current Assets	224,954	61,916
Current Liabilities	(967,455)	(1,013,796)
Working Capital (Deficit)	(742,501)	(951,880)

Cash Flows

	Six months ended May 31, 2018 $	Six months ended May 31, 2017 $
Cash Flows from (used in) Operating Activities	(243,592)	(39,655)
Cash Flows from (used in) Investing Activities	–	(5,000)
Cash Flows from (used in) Financing Activities	275,000	285,367
Net Increase (decrease) in Cash During Period	31,408	240,712

Revenues

During the three and six months ended May 31, 2018, the Company earned revenues of $4,675 from the sale of parts and equipment with a cost of sales of $3,216. The Company had no revenues during the three and six months ended May 31, 2017.

Operating Expenses

Three Months Ended May 31, 2018 and 2017

During the three months ended May 31, 2018, the Company incurred operating expenses of $384,175 compared to operating expenses of $99,631 during the three months ended May 31, 2017. The increase in operating expenses was due to $237,075 of consulting expenses including $101,840 to related parties for consulting services. These amounts included 1,500,000 common shares issued to a director of the Company as compensation of services with a fair value of $60,000, of which $50,000 was recorded as deferred compensation, as well as the recognition of $53,945 of deferred compensation for shares which were previously issued. The Company also utilized more consultants during the current period as compared to the prior period as the Company continues to increase its day-to-day operating expenditures as part of the ongoing growth and development of the Company’s business objectives and strategies. The Company also had general and administrative expenses of $133,958 including $24,890 to related parties for legal and other services incurred to a significant shareholder of the Company compared to general and administrative expense of $14,601 and related party expenditures of $37,521 during the three months ended May 31, 2017. The overall increase in general and administrative expense was due to an overall increase in operating activity during the period as the Company had minimal operations in the prior year.

The Company incurred a net loss of $398,156 during the three months ended May 31, 2018 compared to a net loss of $373,098 during the three months ended May 31, 2017. In addition to operating expenses, the Company recorded interest expense of $15,769 and a net loss attributed to non-controlling interest in Gala Pharmaceuticals (California) of $4,410. During the three months ended May 31, 2017, the Company incurred interest expense of $175,101 and a loss on settlement of debt of $88,334 along with a loss on the change in fair value of derivative liability of $10,032.

Six Months Ended May 31, 2018 and 2017

During the six months ended May 31, 2018, the Company incurred operating expenses of $932,403 compared to operating expenses of $130,333 during the six months ended May 31, 2017. The increase in operating expenses was due to $672,610 of consulting expenses including $422,032 to related parties for consulting services. These amounts included 5,000,000 common shares issued to the Company’s Chief Executive Officer as a compensation bonus with a fair value of $200,000, issuance of 1,500,000 common shares to a director with a fair value of $60,000, of which $50,000 was recorded as deferred compensation, as well as the recognition of $174,766 of deferred compensation for shares which were previously issued. The Company also had an increase in general and administrative expenses of $148,962, which included an increase of $28,884 of consulting expenses to related parties for legal and other services incurred to a significant shareholder of the Company. The overall increase in general and administrative expense was due to an overall increase in operating activity during the period as the Company had minimal operations in the prior year. Furthermore, the Company incurred more professional fees related to accounting and audit services as the amount of transactions in the Company and overall operations increased compared to prior year, and an increase in rent expense of $21,153 as the Company has a new head office space which is larger than the previous head office location.

The Company incurred a net loss of $976,988 during the six months ended May 31, 2018 compared to a net loss of $404,473 during the six months ended May 31, 2017. In addition to operating expenses, the Company recorded interest expense of $34,007, a loss on the change in fair value of $111,190, and a gain on settlement of debt of $94,743, as well as a net loss attributed to non-controlling interest in Gala Pharmaceuticals (California) of $4,410. During the six months ended May 31, 2017, the Company incurred interest expense of $175,774, a loss on settlement of debt of $88,334 along with a loss on the change in fair value of derivative liability of $10,032. Overall, interest expense decreased as the Company had less accretion expense for the beneficial conversion feature of the convertibility terms on the outstanding notes payable, but experienced a greater loss on the change in the fair value of the derivative liability as the Company had more fluctuations and volatility in their share price during fiscal 2018 compared to fiscal 2017.

Net Loss

The Company incurred a net loss of $393,746, or $0.01 loss per share during the three months ended May 31, 2018 compared to a net loss of $373,098 or $0.02 loss per share during the three months ended May 31, 2017. During the six months ended May 31, 2018, the Company incurred a net loss of $976,988 or $0.02 loss per share compared to a net loss of $404,473 and loss per share of $0.04 during the six months ended May 31, 2017. The increase in the net loss and loss per share amounts were due to greater expenditures relating to consulting expenses and general and administrative expenses that were incurred during the current year.

Liquidity and Capital Resources

As of May 31, 2018, the Company has working capital deficit of $742,501 and an accumulated deficit of $4,195,557 compared to a working capital deficit of $951,880 and an accumulated deficit of $3,218,569 as at November 30, 2017. The decrease in working capital deficit was due to the settlement of outstanding convertible notes with the issuance of common shares, which also led to a decrease in the derivative liability balance outstanding at May 31, 2018. Furthermore, the Company issued common shares to management and consultants of the Company which was recorded as prepaid expense as the fair value of the common shares issued were for services over a period of 12 months from the date of the agreements.

During the six months ended May 31, 2018, the Company issued the following common shares:

•	Issuance of 2,433,555 common shares to settle outstanding convertible note balances of $120,000 and recorded derivative liabilities of $173,301;
•	Issuance of 5,000,000 common shares to the Chief Executive Officer of the Company with a fair value of $200,000 pursuant to bonus compensation;
•	Issuance of 1,500,000 common shares to a consultant with a fair value of $60,000 for consulting services over a one year period;
•	Issuance of 1,500,000 common shares to a non-related party with a fair value of $60,000 for consulting service;
•	Issuance of 4,500,000 common shares to consultants with a fair value of $360,000 for consulting services over a one-year period;
•	Issuance of 5,000,000 common shares for proceeds of $200,000; and
•	Return and cancellation of 583,333 common shares from the former Chief Executive Officer of the Company.

Cash flow from Operating Activities

During the six months ended May 31, 2018, the Company used cash of $243,592 for operating activities compared to $39,655 during the six months ended May 31, 2017. The increase in the cash used for operating activities was due to higher operating expenditures compared to the prior year.

Cash flow from Investing Activities

During the six months ended May 31, 2018, the Company did not have any investing activities compared to use of $5,000 during the six months ended May 31, 2017 for a loan issued to a related party.

Cash flow from Financing Activities

During the six months ended May 31, 2018, the Company received $275,000 from financing activities, which included $75,000 from related party advances and $200,000 from the issuance of common shares. During the six months ended May 31, 2017, the Company received $285,367 from financing activities which included $250,000 from the issuance of a convertible note and $35,367 from related party advances and loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On June 4, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

(b)	On June 4, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

(c)	On June 20, 2018, the Company approved the sale of its wholly-owned subsidiaries, Cannabis Ventures, Inc. (USA) and Cannabis Ventures, Inc. (Canada) including any and all of its rights, title and interest in exchange for 2,000,000 common shares of Greengro Technologies Inc., a company with common shareholders.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing several complaints including breach of contract, conspiracy to commit fraud, and specific performance.  The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of May 31, 2018.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the six months ended May 31, 2018, there were the following equity transactions.

(l)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(m)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(n)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(o)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(p)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(q)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(r)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(s)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company.

(t)	On April 18, 2018, the Company issued 5,000,000 common shares for proceeds of $200,000.

(u)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(v)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services to a non-related party.

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

GALA PHARMACEUTICAL INC.
(REGISTRANT)

Date: August 1, 2018	/s/ Maqsood Rehman
Maqsood Rehman
Chief Executive Officer

