Form 10-Q
period 2018-08-31
Gala Pharmaceutical Inc.
filed 2018-10-26
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

GALA PHARMACEUTICAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2780 South Jones Blvd. #3725, Las Vegas, Nevada 89146

(Address of principal executive offices)

657-215-5742

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 22, 2018, the registrant had 78,954,937 shares of common stock outstanding.

GALA PHARMACEUTICAL INC.

GALA PHARMACEUTICAL INC.

Condensed Consolidated Financial Statements

(unaudited)

For the Three and Nine Month Periods Ended August 31, 2018 and 2017

GALA PHARMACEUTICAL INC.

Condensed Consolidated Balance Sheets

	August 31, 2018 $	November 30, 2017 $
	(unaudited)
ASSETS

Current assets

Cash	14,616	7,767
Marketable securities	67,800	–
Inventory	2,241	2,241
Prepaid expenses	115,116	41,908
Prepaid expenses – related party	10,000	10,000

Total current assets	209,773	61,916

Equipment, net of accumulated depreciation	37,883	46,060

Total assets	247,656	107,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	62,460	34,556
Accounts payable and accrued liabilities – related party	116,327	61,475
Due to related parties	123,367	48,367
Loans payable	42,000	42,000
Loans payable - related parties	20,764	20,764
Convertible debentures, net of unamortized discount of $29,380 and $nil, respectively	257,881	353,629
Derivative liabilities	832,531	453,005

Total liabilities	1,455,330	1,013,796

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and 500,000 shares, respectively	500	500
Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 58,704,908 and 35,701,561 shares, respectively	58,705	35,702
Additional paid-in capital	3,637,493	2,417,400
Common stock issuable	137,500	25,000
Deferred compensation – related party	(125,000)	(165,853)
Accumulated deficit	(4,907,251)	(3,218,569)
Total shareholders’ deficit attributable to Gala Pharmaceutical Inc.	(1,198,053)	(905,820)
Noncontrolling interest	(9,621)	–

Total stockholders’ deficit	(1,207,674)	(905,820)

Total liabilities and stockholders’ deficit	247,656	107,976

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended August 31, 2018 $	Three months ended August 31, 2017 $	Nine months ended August 31, 2018 $	Nine months ended August 31, 2017 $

Revenue	–	–	4,675	–
Cost of revenue	–	–	(3,216)	–
Gross Profit	–	–	1,459	–

Operating expenses

Consulting fees	129,561	23,852	380,140	23,852
Consulting fees – related party	138,303	164,736	560,335	210,845
Depreciation	2,723	–	8,177
General and administrative	19,519	28,822	164,847	54,075
General and administrative – related party	9,000	68,344	94,405	124,865
Rent	9,700	1,050	33,303	3,500

Total operating expense	308,806	286,804	1,241,207	417,137

Loss before other expense	(308,806)	(286,804)	(1,239,748)	(417,137)

Other expense

Change in fair value of derivative liability	(477,174)	(197,308)	(588,364)	(207,340)
Interest expense	(22,421)	(89,656)	(56,428)	(265,430)
Gain on sale of subsidiaries	71,800	–	71,800	–
Gain (loss) on settlement of notes payable	23,694	(93,050)	118,437	(93,050)
Loss on settlement of notes payable – related party	–	(28,371)	–	(116,705)
Unrealized loss on marketable securities	(4,000)	–	(4,000)	–

Total other expense	(408,101)	(408,385)	(458,555)	(682,525)

Net loss before controlling interest	(716,907)	(695,189)	(1,698,303)	(1,099,662)
Less: Net loss attributed to non-controlling interest	5,211	–	9,621	–
Net loss	(711,696)	(695,189)	(1,688,682)	(1,099,662)
Net loss per share, basic and diluted	(0.01)	(0.02)	(0.03)	(0.06)
Weighted average common shares outstanding	57,019,548	36,913,138	50,214,771	19,368,632

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended August 31, 2018 $	For the Nine Months Ended August 31, 2017 $

Operating activities

Net loss for the period	(1,698,303)	(1,099,662)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible note	620	77,570
Amortization of debt issuance costs	–	16,281
Change in fair value of derivative liability	588,364	207,340
Common shares issued for services and compensation – related party	312,500	210,777
Common shares issued for services	562,853	8,852
Depreciation	8,177	–
Derivative expense	–	161,353
Fair value of warrants issued	5,695	–
Loss on settlement of related party debt	–	116,705
Loss (gain) on settlement of debt	(118,437)	93,050
Gain on sale of subsidiaries	(71,800)	–
Unrealized loss on marketable securities	4,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(73,208)	(37,168)
Prepaid expenses – related party	–	(10,000)
Accounts payable and accrued liabilities	81,536	12,668
Accounts payable and accrued liabilities – related party	54,852	16,566

Net cash used in operating activities	(343,151)	(225,668)

Investing activities

Loan issued to related party	–	(20,000)
Purchase of equipment	–	(100,000)

Net cash used in investing activities	–	(120,000)

Financing activities

Proceeds from related party debt	75,000	28,867
Proceeds from convertible note	30,000	250,000
Proceeds from issuance of common shares	245,000	108,000
Proceeds from note payable - related party	–	8,500

Net cash provided by financing activities	350,000	395,367

Increase in cash	6,849	49,699

Cash, beginning of period	7,767	10,841

Cash, end of period	14,616	60,540

Supplemental Disclosures (Note 14)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

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

The Company also provides genetic “fingerprinting” and “sequencing” of various crop species. This fingerprinting allows for storing genetic fingerprint information into a proprietary database. Customers can access genetic fingerprint data which can be used for predictive breeding applications and for protecting intellectual property (IP). Additionally, the Company provides consulting on testing lab designs and SOPs.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at August 31, 2018, the Company has a working capital deficit of $1,245,557, an accumulated deficit of $4,907,251, and has a convertible debenture that is currently in default. Refer to Note 6. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries, 51% of Gala Pharmaceuticals California, Inc. (“Gala California”) from February 7, 2018 (date of incorporation) and 100% of Gala Labs, Inc. from July 11, 2018 (date of incorporation) as well as Cannabis Ventures, Inc. (USA) and Cannabis Ventures Inc. (Canada) from June 26, 2014 (date of incorporation) until the sale of those subsidiaries on June 20, 2018. Refer to Note 3. All inter-company transactions and balances have been eliminated on consolidation and the proportionate net income/loss on the 49% non-controlling interest has been deducted from the Company’s net loss on the consolidated statement of operations commencing with a corresponding entry within stockholders’ deficit.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ended November 30, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2017 included in our Form 10-K filed with the SEC.

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. For the three and nine months ended August 31, 2018, the Company had 5,920,263 and 4,893,819 (three and nine months ended August 31, 2017 - 823,671 and 484,246) potentially issuable shares from an outstanding convertible note.

(f)	Revenue Recognition Policy

The Company recognizes and accounts for revenue in accordance with ASC 605 as a principal on the sale of goods. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-earnings activities as they are responsible for the production of goods purchased by the customer, can determine the pricing costs, goods purchased are paid directly by the Company, and has a credit risk with respect to collection of amounts owed by its customers.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(g)	Fair Value Measurements

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, loans payable, amounts due to and from related parties, liabilities for shares issuable – related party, and convertible debentures. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of August 31, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	67,800	–	–	(4,000)
Derivative liabilities	–	–	(832,531)	(588,364)

Total	67,800	–	(832,531)	(592,364)

The following table represents assets and liabilities that are measured and recognized in fair value as of November 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(453,005)	(277,578)

Total	–	–	(453,005)	(277,578)

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Sale of Subsidiaries

On June 20, 2018, the Company approved the sale of its wholly-owned subsidiaries, Cannabis Ventures, Inc. (USA) and Cannabis Ventures, Inc. (Canada) including any and all of its rights, title and interest in exchange for 2,000,000 common shares of Greengro Technologies Inc., a company with common shareholders, at the fair value of $71,800, which has been recorded as a gain on sale of subsidiaries since the subsidiaries had no assets or liabilities.

4.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. As at August 31, 2018, deferred compensation of $125,000 (November 30, 2017 - $165,854) was recorded within shareholders’ equity. During the nine months ended August 31, 2018, the Company recorded an additional $172,500 (August 31, 2017 - $520,000) of deferred compensation costs and recorded an expense of $213,353 (August 31, 2017 - $210,777) of deferred compensation costs to the consolidated statement of operations.

5.	Equipment

	Cost $	Accumulated amortization $	August 31, 2018 $	November 30, 2017 $

Machinery	51,449	13,566	37,883	46,060

As at November 30, 2017, the Company had accumulated amortization of $6,808. During the three months ended August 31, 2018, the Company recorded $2,723 (August 31, 2017 - $nil) of amortization expense. During the nine months ended August 31, 2018, the Company recorded $8,177 (August 31, 2017 - $nil) of amortization expense.

6.	Convertible Debentures

(a)	On May 15, 2017, the Company entered into a promissory note agreement with a non-related party for proceeds of $280,000, net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and was due on November 30, 2017. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion limited by a conversion floor price of $0.05 per share.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture, and the debenture is currently in default. As at August 31, 2018, the carrying value of the convertible debenture was $257,261 (November 30, 2017 - $353,629).

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

6.	Convertible Debentures (continued)

(b)	On June 6, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. During the three and nine month period ended August 31, 2018, the Company recorded accretion expense of $435 (2017 - $nil). As at August 31, 2018, the carrying value of the convertible debenture was $435.

(c)	On July 24, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $).01 per common share for a period of seven years.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. During the three and nine month period ended August 31, 2018, the Company recorded accretion expense of $185 (2017 - $nil). As at August 31, 2018, the carrying value of the convertible debenture was $185.

7.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 6, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. During the three months ended August 31, 2018, the Company recorded a loss on the change in fair value of the derivative liability of $477,174 (August 31, 2017 - $197,308). During the nine months ended August 31, 2018, the Company recorded a loss on the change in fair value of the derivative liability of $588,364 (August 31, 2017 - $207,340). As at August 31, 2018, the Company had a derivative liability of $803,301 (November 30, 2017 - $453,005).

Balance, November 30, 2017	$453,005
Adjustment for conversion	(208,838)
Change in fair value	588,364

Balance, August 31, 2018	832,531

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

7.	Derivative Liability (continued)

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended August 31, 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
May 15, 2017 convertible debenture:
As at May 15, 2017 (date of issuance)	288%	1.02%	0%	0.50
As at December 7, 2017 (conversion)	294%	1.67%	0%	0.98
As at February 2, 2018 (conversion)	301%	1.88%	0%	0.83
As at February 13, 2018 (conversion)	304%	1.95%	0%	0.80
As at February 26, 2018 (conversion)	312%	2.03%	0%	0.76
As at February 28, 2018 (mark-to-market)	312%	2.07%	0%	0.75
As at May 31, 2018 (mark-to-market)	271%	2.07%	0%	0.50
As at August 31, 2018 (mark-to-market)	429%	2.11%	0%	0.25

June 4, 2018 convertible debenture:
As at June 4, 2018 (date of issuance)	296%	2.30%	0%	0.99
As at August 31, 2018 (mark-to-market)	332%	2.46%	0%	0.75

July 24, 2018 convertible debenture:
As at July 24, 2018 (date of issuance)	296%	2.42%	0%	0.85
As at August 31, 2018 (mark-to-market)	332%	2.46%	0%	0.75

8.	Related Party Transactions

(a)	As at August 31, 2018, the Company owed $123,367 (November 30, 2017 - $48,367) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. In December 2017, the Company received an additional $75,000 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at August 31, 2018, the Company owed $49,000 (November 30, 2017 - $25,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the three and nine months ended August 31, 2018, the Company incurred $9,000 and $27,000 (August 31, 2017 - $58,911 and $115,432 respectively) of consulting expense relating to services provided to the Company.

(c)	As at August 31, 2018, the Company owed $5,625 (November 30, 2017 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

(d)	As at August 31, 2018, the Company owed $2,064 (November 30, 2017 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at August 31, 2018, accrued interest of $129 (November 30, 2017 - $82) has been included in accounts payable and accrued liabilities - related parties.

(e)	As at August 31, 2018, the Company owed $49,000 (November 30, 2017 - $1,195) to the Chief Executive Officer of the Company. During the three and nine months ended August 31, 2018, the Company incurred management salaries of $54,000 and $156,000, respectively (August 31, 2017 - $nil and $nil respectively). During the period ended August 31, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 as bonus compensation, and incurred an additional $112,500 for common shares to be issued as part of his management agreement which has been recorded as deferred compensation.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

8.	Related Party Transactions (continued)

(f)	In May 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for compensation of services for a period of one year. As at August 31, 2018, an additional 1,500,000 common shares with a fair value of $112,500 are issuable to the Chief Executive Officer of the Company. As at August 31, 2018, the Company recorded $125,000 (November 30, 2017 - $165,853) as deferred compensation within shareholders’ equity.

9.	Loans Payable

(a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at August 31, 2018, the outstanding balance of the promissory note was $22,000 (November 30, 2017 - $22,000).

(b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at August 31, 2018, the outstanding balance of the promissory note was $20,000 (November 30, 2017 - $20,000).

10.	Common Shares

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(h)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company.

(i)	On April 18, 2018, the Company issued 5,000,000 common shares for proceeds of $200,000.

(j)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(k)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services to a non-related party.

(l)	On June 19, 2018, 1,500,000 common shares with a fair value of $120,000 to a director of the Company for consulting services for a period of one year.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

10.	Common Shares (continued)

(m)	On July 3, 2018, the Company issued 653,125 common shares with a fair value of $71,844 to settle convertible debentures of $30,000 and derivative liability of $65,537 resulting in a gain on settlement of debt of $23,693.

(n)	On August 28, 2018, the Company issued 500,000 common shares for proceeds of $20,000.

(o)	On August 28, 2018, the Company issued 1,000,000 common shares to a consultant for services with a fair value of $50,000.

(p)	As at August 31, 2018, the Company received proceeds of $25,000 for the issuance of 2,500,000 common shares at $0.01 per share.

11.	Share Purchase Warrants

During the nine months ended August 31, 2018, the Company issued 60,000 share purchase warrants with an exercise price of $0.01 per share for a period of seven years in conjunction with the issuance of convertible debt. The fair value of the share purchase warrants was $5,694, calculated using the Black-Scholes model. The fair value of the share purchase warrants was recorded in the consolidated statement of operations as interest expense.

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2017	–	–
Issued	60,000	0.01

Balance, August 31, 2018	60,000	0.01

12.	Commitment

On May 1, 2018, Gala California, a 51% owned subsidiary of the Company, entered into a commercial lease agreement. Under the terms of the agreement, the Company will pay annual rental fees of $108,000 commencing on the date of the agreement, for a period of five years with a 4% increase in rent costs per annum. The Company is committed to the following minimum lease payments:

Fiscal Year	$
2018	27,000
2019	110,520
2020	114,940
2021	119,538
2022	124,320
Thereafter	52,634

13.	Contingency

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing breach of contract, conspiracy to commit fraud, and specific performance. The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of August 31, 2018.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended August 31, 2018 and 2017

(unaudited)

14.	Supplemental Disclosures

	Nine months ended August 31, 2018 $	Nine months ended August 31, 2017 $
Non-cash investing and financing activities:

Common shares issued for consulting services – related party	200,000	210,777
Common shares issued for consulting services	470,000	8,852
Common shares issued for deferred compensation	172,500	309,223
Common shares issued for deposit on intangible assets – related party	–	100,000
Common shares issued for prepaid expenses	–	31,148
Common shares issued for settlement of related party debt	–	348,422
Common shares issued to settle third party debt	270,401	34,412
Common shares issued for deposit on intangible assets	–	100,000
Expenses paid by related parties that increased related party debt	–	4,500

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

15.	Subsequent Events

(a)	Subsequent to August 31, 2018, the Company issued 2,500,000 common shares at a price of $0.01 per share for proceeds of $25,000, which was received as of August 31, 2018. Refer to Note 10(o).

(b)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares with a fair value of $112,500 to the Chief Executive Officer of the Company for compensation of services for a period of one year, which was recorded as shares issuable as at August 31, 2018.

(c)	Subsequent to August 31, 2018, the Company issued 13,250,000 common shares at a price of $0.02 per share for proceeds of $265,000.

(d)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares to a consultant for consulting services.

(e)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares to a director of the Company for services.

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2018 $	November 30, 2017 $
Current Assets	209,773	61,916
Current Liabilities	(1,455,330)	(1,013,796)
Working Capital (Deficit)	(1,245,557)	(951,880)

Cash Flows

	Nine months ended August 31, 2018 $	Nine months ended August 31, 2017 $
Cash Flows from (used in) Operating Activities	(343,151)	(225,668)
Cash Flows from (used in) Investing Activities	–	(120,000)
Cash Flows from (used in) Financing Activities	350,000	395,367
Net Increase (decrease) in Cash During Period	6,849	49,699

Revenues

During the three months ended August 31, 2018, the Company earned no revenues. During the nine months ended August 31, 2018, the Company earned revenues of $4,675 from the sale of parts and equipment with a cost of sales of $3,216.

Operating Expenses

Three Months Ended August 31, 2018 and 2017

During the three months ended August 31, 2018, the Company incurred operating expenses of $308,806 compared to operating expenses of $286,804 during the three months ended August 31, 2017. The increase in operating expenses was due to an increase of $79,276 in consulting expenses which was due to recognition of deferred compensation owed to officers and directors of the Company which was offset by decreases of $68,647 in general and administrative expense as the Company issued common shares to a related party in the prior year for legal services which resulted in higher than normal overhead costs.

The Company incurred a net loss of $716,907 during the three months ended August 31, 2018 compared to a net loss of $695,189 during the three months ended August 31, 2017. In addition to operating expenses, the Company recorded interest expense of $22,421 and a loss on the change in fair value of the derivative liability of $477,174 which was a result of the fair value of the beneficial conversion feature on the Company’s outstanding convertible debentures, which was offset by a gain of $71,800 on the sale of the Cannabis Ventures (USA) Inc. and Cannabis Ventures (Canada) Inc. subsidiaries during the period, as well as a gain of $23,694 on the settlement of outstanding convertible notes that were converted during the period. During the three months ended August 31, 2017, the Company incurred interest expense of $89,656, incurred a loss on the change in fair value of derivative liability of $197,308, and incurred a loss on settlement of notes payable of $121,421 including a loss of $28,371 for related party notes payable.

Nine Months Ended August 31, 2018 and 2017

During the nine months ended August 31, 2018, the Company incurred operating expenses of $1,241,207 compared to operating expenses of $417,137 during the nine months ended August 31, 2017. The increase in operating expenses was due to $940,475 of consulting expenses including $560,335 to related parties for consulting services. These amounts included 5,000,000 common shares issued to the Company’s Chief Executive Officer as a compensation bonus with a fair value of $200,000, $112,500 of common shares issuable, of which $90,000 is recorded as deferred compensation, to the Chief Executive Officer of the Company for annual incentive shares that were issuable as of June 2018 (issued in September 2018), issuance of 1,500,000 common shares to a director with a fair value of $60,000, of which $35,000 was recorded as deferred compensation, as well as the recognition of $213,353 of deferred compensation for shares which were previously issued. The Company also had an increase in general and administrative expenses of $80,312, which was due to additional costs that were incurred in the first two quarters of fiscal 2018 as the Company was transitioning management and business and operating strategies. Furthermore, the Company incurred more professional fees related to accounting and audit services as the amount of transactions in the Company and overall operations increased compared to prior year, and an increase in rent expense of $29,803 as the Company has a new head office space which is larger than the previous head office location and also had a new office lease in the current quarter for Gala Pharmaceutical California Inc in Long Beach, California.

The Company incurred a net loss of $1,698,303 during the nine months ended August 31, 2018 compared to a net loss of $1,099,662 during the nine months ended August 31, 2017. In addition to operating expenses, the Company recorded interest expense of $56,428, a loss on the change in fair value of derivative liabilities of $588,364, and a gain on settlement of debt of $118,437, a gain of $71,800 on the sale of the Cannabis Ventures (USA) Inc. and Cannabis Ventures (Canada) Inc. subsidiaries, as well as a net loss attributed to non-controlling interest in Gala Pharmaceuticals (California) of $9,621. During the nine months ended August 31, 2017, the Company incurred interest expense of $265,430, a loss on settlement of debt of $93,050 along with a loss on the change in fair value of derivative liability of $207,340. Overall, interest expense decreased as the Company had less accretion expense for the beneficial conversion feature of the convertibility terms on the outstanding notes payable, but experienced a greater loss on the change in the fair value of the derivative liability as the Company had more fluctuations and volatility in their share price during fiscal 2018 compared to fiscal 2017.

Net Loss

During the nine months ended August 31, 2018, the Company incurred a net loss of $1,688,682 or $0.03 loss per share compared to a net loss of $1,099,662 and loss per share of $0.06 during the nine months ended August 31, 2017. The increase in the net loss and loss per share amounts were due to greater expenditures relating to consulting expenses and general and administrative expenses that were incurred during the current year.

Liquidity and Capital Resources

As of August 31, 2018, the Company has working capital deficit of $1,245,557 and an accumulated deficit of $4,907,251 compared to a working capital deficit of $951,880 and an accumulated deficit of $3,218,569 as at November 30, 2017. The increase in working capital deficit was due to an increase in the derivative liability as the Company added 2 new convertible debentures during the current period that increased the fair value of the conversion feature in the convertible debentures.

During the nine months ended August 31, 2018, the Company issued the following common shares:

•	Issuance of 3,086,680 common shares to settle outstanding convertible note balances of $150,000 and recorded derivative liabilities of $238,838;
•	Issuance of 5,000,000 common shares to the Chief Executive Officer of the Company with a fair value of $200,000 pursuant to bonus compensation;
•	Issuance of 1,500,000 common shares to a director of the Company with a fair value of $60,000 for consulting services;
•	Issuance of 1,500,000 common shares to a non-related party with a fair value of $60,000 for consulting services;
•	Issuance of 1,500,000 common shares to a director of the Company with a fair value of $120,000 for consulting services;
•	Issuance of 5,500,000 common shares to consultants with a fair value of $410,000 for consulting services over a one-year period;
•	Issuance of 5,500,000 common shares for proceeds of $220,000, plus an additional $25,000 for the issuance of 2,500,000 common shares which were not issued until September 2018; and
•	Return and cancellation of 583,333 common shares from the former Chief Executive Officer of the Company.

Cash flow from Operating Activities

During the nine months ended August 31, 2018, the Company used cash of $343,151 for operating activities compared to $225,668 during the nine months ended August 31, 2017. The increase in the cash used for operating activities was due to higher operating expenditures compared to the prior year.

Cash flow from Investing Activities

During the nine months ended August 31, 2018, the Company did not have any investing activities compared to use of $120,000 during the nine months ended August 31, 2017 for a loan issued to a related party of $20,000 and purchase of equipment of $100,000.

Cash flow from Financing Activities

During the nine months ended August 31, 2018, the Company received $350,000 from financing activities, which included $75,000 from related party advances, $30,000 from the issuance of convertible notes, and $245,000 from the issuance of common shares. During the nine months ended August 31, 2017, the Company received $395,367 from financing activities which included $250,000 from the issuance of a convertible note, $108,000 from the issuance of common shares, and $37,367 from related party advances and loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	Subsequent to August 31, 2018, the Company issued 2,500,000 common shares at a price of $0.01 per share for proceeds of $25,000, which was received as of August 31, 2018. Refer to Note 10(o).

(b)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares with a fair value of $112,500 to the Chief Executive Officer of the Company for compensation of services for a period of one year, which was recorded as shares issuable as at August 31, 2018.

(c)	Subsequent to August 31, 2018, the Company issued 13,250,000 common shares at a price of $0.02 per share for proceeds of $265,000.

(d)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares to a consultant for consulting services.

(e)	Subsequent to August 31, 2018, the Company issued 1,500,000 common shares to a director of the Company for services.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of August 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In April 2018, the Company received notice of a pending lawsuit, filed in the State of California for which the Company was one of several defendants named, citing several complaints including breach of contract, conspiracy to commit fraud, and specific performance.  The Company’s position is that the claims are without merit and intends to defend itself and its position in a court of law. As of the date of the filing, the likelihood of loss and the amount of loss cannot be quantified and as such, no accrual has been made as of August 31, 2018.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the nine months ended August 31, 2018, there were the following equity transactions.

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(h)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company.

(i)	On April 18, 2018, the Company issued 5,000,000 common shares for proceeds of $200,000.

(j)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(k)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services to a non-related party.

(l)	On June 19, 2018, 1,500,000 common shares with a fair value of $120,000 to a director of the Company for consulting services for a period of one year.

(m)	On July 3, 2018, the Company issued 653,125 common shares with a fair value of $71,844 to settle convertible debentures of $30,000 and derivative liability of $65,537 resulting in a gain on settlement of debt of $23,693.

(n)	On August 28, 2018, the Company issued 500,000 common shares for proceeds of $20,000.

(o)	On August 28, 2018, the Company issued 1,000,000 common shares to a consultant for services with a fair value of $50,000.

(p)	As at August 31, 2018, the Company received proceeds of $25,000 for the issuance of 2,500,000 common shares at $0.01 per share.

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

GALA PHARMACEUTICAL INC.
(REGISTRANT)

Date: October 25, 2018	/s/ Maqsood Rehman
Maqsood Rehman
Chief Executive Officer

