Form 10-K
period 2018-11-30
Gala Pharmaceutical Inc.
filed 2019-04-15
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52044

GALA PHARMACEUTICAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18881 Von Karman Ave., Suite 1440, Irvine, California 92612

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal quarter: $2,684,306

As of April 1, 2019 the registrant’s outstanding stock consisted of 99,422,976 common shares.

GALA GLOBAL INC.

i

PART I

Item 1. Description of Business

General

Gala Pharmaceutical Inc. (the “Company”)(“GPI”) was incorporated in the State of Nevada on March 10, 2010. The Company was originally formed to provide garment tailoring and alteration services.

The Company then expanded into the Hemp and Cannabidiol (“CBD”) industry. The expansion focused on the development, research, and commercialization of products derived from the Hemp and Cannabis Plant. At the time GPI was also seeking acquisition candidates in this area of interest in the nutraceutical and pharmaceutical industries.

Gala Pharmaceutical Inc. then hired industry-leading experts in the field of Genomics to utilize their expertise to improve crop yields by utilizing advanced breeding and molecular technologies. The company intended to use proprietary equipment and techniques to ensure the genetic fingerprint of each plant is identical and is cultivated in a controlled environment significantly reducing the variability of each plants yield. It is anticipated that Gala Pharmaceuticals Inc., may at some point provide oversight for the development of fully cGMP production of Active Pharmaceutical Ingredients (API) for use in forecasted clinical trials supporting the safety and efficacy of the various plant extracts.

The Company currently has been approved by the City of Long Beach to build a testing Cannabis Lab and the Lab build-out is scheduled to be completed on May 19, 2019. The company intends to provide Testing or Analytical Chemistry tools for chemical, plant, soil, and liquid.

The Company also will provide genetic “fingerprinting” and “sequencing” of various crop species. This Fingerprinting allows for storing genetic fingerprint information into a proprietary database. Customers can access genetic fingerprint data which can be used for predictive breeding applications and for protecting intellectual property (IP).

Research and Development

We have not spent any amounts on research and development activities during the years ended November 30, 2018 or 2017. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Gala Pharmaceutical California Inc., On May 1, 2018, Gala California, a 51% owned subsidiary of the Company, entered into a lease agreement with an individual who holds a 49% interest in Gala California to lease a commercial building in Long Beach, California. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

November 30, 2019	110,520
November 30, 2020	114,941
November 30, 2021	119,538
November 30, 2022	124,320
November 30, 2023	52,644

Total minimum lease payments	521,963

Item 3. Legal Proceedings

As of January 19, 2018, the relationship with the recently appointed Chief Operation Officer, was ended along with the related consulting agreement. In April 2019, the Company anticipates a settlement agreement of this action. The Company has accrued $64,000 as part of the settlement amount at November 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board under the symbol GLPH. Set forth below are high and low bid prices for our common stock for each quarterly period in the two most recent fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions in the common stock.

Period	High	Low
Fiscal 2018
First Quarter ended February 28, 2018	$0.08	$0.06
Second Quarter ended May 31, 2018	$0.11	$0.06
Third Quarter ended August 31, 2018	$0.10	$0.07
Fourth Quarter ended November 30, 2018	$0.07	$0.04

Fiscal 2017
First Quarter ended February 28, 2017	$1.50	$0.30
Second Quarter ended May 31, 2017	$0.54	$0.22
Third Quarter ended August 31, 2017	$1.02	$0.22
Fourth Quarter ended November 30, 2017	$0.90	$0.20

Number of Holders

As of April 1, 2019, the 99,422,976 issued and outstanding shares of common stock were held by a total of 96 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2018 and 2017. We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Stock transactions for the year ended November 30, 2018:

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period of twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(h)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company and reversed a cancellation of 1,500,000 common shares to the former Chief Executive Officer of the Company.

(i)	On April 18, 2018, the Company issued 5,000,000 common shares to an individual who holds 49% interest in Gala California for proceeds of $200,000.

(j)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(k)	On June 19, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to for consulting services for a period of one year.

(l)	On July 3, 2018, the Company issued 653,125 common shares with a fair value of $71,844 to settle convertible debentures of $30,000 and derivative liability of $65,537 resulting in a gain on settlement of debt of $23,693.

(m)	On August 28, 2018, the Company issued 500,000 common shares for proceeds of $20,000.

(n)	On August 28, 2018, the Company issued 1,000,000 common shares to a consultant for services with a fair value of $50,000.

(o)	On September 2, 2018, the Company issued 2,500,000 common shares for proceeds of $50,000.

(p)	On September 13, 2018, the Company issued 8,250,000 common shares for proceeds of $165,000.

(q)	On September 19, 2018, the Company issued 3,000,000 common shares with a fair value of $142,500 for consulting services, of which 1,500,000 common shares with a fair value of $112,500 was issued to the Chief Executive Officer and Director of the Company.

(r)	On September 19, 2018, the Company issued 2,250,000 common shares for proceeds of $45,000.

(s)	On September 23, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(t)	On September 28, 2018, the Company issued 2,500,000 common shares for proceeds of $25,000, including 2,000,000 common shares to an individual with a 49% interest in Gala California.

(u)	On September 29, 2018, the Company issued 250,000 common shares for proceeds of $5,000.

(v)	On October 11, 2018, the Company issued 487,626 common shares with a fair value of $48,568 for the settlement of convertible debentures of $20,000 and derivative liability of $45,429 resulting in a gain on settlement of debt of $16,861.

(w)	On October 15, 2018, the Company issued 500,000 common shares for proceeds of $10,000.

(x)	On October 31, 2018, the Company issued 3,000,000 common shares with a fair value of $60,000 to officers and directors of the Company for compensation services.

(y)	On November 1, 2018, the Company issued 5,500,000 common shares as part of a repricing of common shares issued for cash on April 18, 2018 and August 28, 2018, which included 5,000,000 common shares issued to an individual who holds 49% interest in Gala California.

(z)	On November 13, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(aa)	On November 26, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(bb)	On November 26, 2018, the Company issued 569,103 common shares with a fair value of $51,162 for the settlement of $20,000 of convertible debt and derivative liability of $48,490 resulting in a gain on settlement of debt of $17,328.

Stock transactions for the year ended November 30, 2017:

(a)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(b)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(c)	On March 22, 2017, the Company issued 1,387,970 common shares with a fair value of $499,670 to settle outstanding debt of $249,835 owed to a company controlled by a significant shareholder of the Company. The transaction resulted in a loss on settlement of debt of $249,835, which was recorded in the consolidated statement of operations.

(d)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, deferred compensation of $65,205 has been recorded in deferred compensation and $134,795 has been expensed.

(e)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a significant shareholder of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, deferred compensation of $65,205 has been recorded and $134,795 has been expensed.

(f)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, deferred compensation of $9,171 has been recorded and $20,219 has been expensed.

(g)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, deferred compensation of $9,781 has been recorded and $20,219 has been expensed.

(h)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000. Finders fees of $12,000 were paid related to this transaction which reduced additional paid in capital by the same amount.

(i)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000. As of November 30, 2017 prepaid expense for these shares is $21,175.

(j)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the former Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, deferred compensation of $15,881 has been recorded and $14,119 has been expensed.

(k)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666 resulting in a loss on settlement of debt of $121,422, including 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254 resulting in a loss on settlement of debt of $28,371 to a related party.

(l)	On September 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(m)	On October 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(n)	On October 20, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(o)	On October 23, 2017, the Company issued 400,000 common shares to settle the outstanding share purchase warrants which were issued as part of the issuance of the convertible debenture.

(p)	On November 9, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(q)	At November 30, 2017, the Company had 3,000,000 common shares issuable for consulting services with a fair value of $300,000, of which $25,000 was recorded as consulting expense.

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

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have stated in their reports (included in Item 8. Financial Statements) that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We incurred net losses of $1,858,877 and $1,981,856, respectively, for the fiscal years ended November 30, 2018 and 2017. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and we have generated no revenues to date to sustain our operations. We will need to seek other financing to complete our business plans. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

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

RESULTS OF OPERATIONS

Operating Revenues

During the fiscal year ended November 30, 2017, the Company did not recognize any revenues. During the fiscal year ended November 30, 2018, the Company recorded revenues of $4,675 relating to sales generated from sale of parts and products.

Operating Expenses

Operating expenses for the year ended November 30, 2018 were $1,718,415 compared with $798,284 for the year ended November 30, 2017. A summary of the operating expenses are as follows:

Analysis of Operating Expenses

	November 30,	November 30,	Variance
Operating Expense	2018	2017	$	%

Consulting fees	$359,755	$132,944	$226,811	170.6%
Consulting fees - related party	$895,494	$364,733	$530,761	145.5%
Depreciation	$10,900	$5,389	$5,511	102.2%
General and administrative	$264,821	$89,740	$175,081	195.1%
General and administrative - related party	$103,405	$187,393	$(83,988)	(44.8)%
Impairment of inventory	$2,241	$–	$2,241	100%
Rent	$81,799	$18,085	$63,714	352.3%
	$1,718,415	$798,284	$920,131	115.3%

Overall, the increase in operating expenses was due to an increase in overall day-to-day activities as the Company incurred significant operating costs with respect to its operations. Overall consulting fees increased by $757,572 which included a one-time $200,000 bonus to our Chief Executive Officer and Director, and an overall increase in the use of consultants during the year as the Company laid the groundwork for its testing lab by employing a larger number of consultants which were compensated by common shares of the Company. In addition, we saw an increase of $91,093 in general and administrative costs as we incurred more cash use for our operating activities as compared to prior year. We also saw an increase in rent expense of $63,714 due primarily to a new lease agreement for the testing lab in Gala California, a 51% owned subsidiary of the Company.

Net Loss

Net loss for the year ended November 30, 2018 was $1,858,877 or a loss per share of $0.03 compared with a net loss of $1,981,856 or loss per share of $0.09 for the year ended November 30, 2017. In addition to operating expenses, the Company recorded a loss on the change in fair value of derivative liabilities of $257,861 related to the change in fair value of the beneficial conversion feature of the convertible debenture that were issued and outstanding during the year ended November 30, 2018. The Company also recorded interest and accretion expense of $74,459 related to the convertible debenture, settlement expense of $64,000 relating to a proposed settlement of an outstanding litigation claim from a former consultant of the Company, and $30,000 unrealized loss on the fair value of the common shares received from Greengro Technologies Inc. for the sale of the Cannabis Ventures subsidiaries during the year ended November 30, 2018. The amounts were offset by a gain on settlement of debt of $152,626 from the settlement/conversion of convertible debt and gain of $71,800 from the sale of the Cannabis Ventures Inc. and Cannabis Ventures (Canada) Inc. subsidiaries where the Company exchanged all rights and titles to the assets and liabilities of the subsidiaries in exchange for 2,000,000 common shares of Greengro Technologies Inc., a company with common directors.

Liquidity and Capital Resources

As of November 30, 2018, the Company had a working capital deficit of $893,866 and an accumulated deficit of $5,077,446 compared with a working capital deficit of $951,880 and an accumulated deficit of $3,218,569 as of November 30, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Working Capital

	November 30, 2018 $	November 30, 2017 $
Current Assets	226,998	61,916
Current Liabilities	1,120,864	1,013,796
Working Capital (Deficit)	(893,866)	(951,880)

As of November 30, 2018, the Company had current assets of $226,998 and current liabilities of $1,120,864 compared with current assets of $61,916 and current liabilities of $1,013,796 at November 30, 2017. The decrease in the working capital deficit was due to the fact that the Company settled some outstanding accounts payable, convertible debentures, and related party payables with the issuance of common shares and retained some cash proceeds from financing activities as of November 30, 2018. During the year ended November 30, 2018, the Company entered into 3 new convertible note agreements for $80,000, and settled $112,249 of convertible debentures and $77,751 of accrued interest with the issuance of 4,143,409 common shares of the Company. There was also an increase of $155,321 of amounts due to related parties resulting mainly from outstanding legal fees owed to a company with common directors, and deferred rent of $29,096 relating to rent liabilities for the Company’s new testing lab held in Gala California Inc., a 51% owned subsidiary of the Company.

Cash Flows

	Year ended November 30, 2018 $	Year ended November 30, 2017 $
Cash Flows from (used in) Operating Activities	(631,890)	(323,695)
Cash Flows from (used in) Investing Activities	–	(124,746)
Cash Flows from (used in) Financing Activities	740,321	445,367
Net Increase (decrease) in Cash During Period	108,431	(3,074)

Cash flow from Operating Activities

During the year ended November 30, 2018, the Company used $631,890 of cash for operating activities compared to $323,695 during the year ended November 30, 2017. The increase in the use of cash for operating activities was due to an overall increase in operations and cash flows received from financing activities that gave the Company more flexibility to incur more day-to-day operating costs.

Cash flow from Investing Activities

During the year ended November 30, 2017, the Company used $124,746 for investing activities which included $20,000 for a loan issued to a related party, which is unsecured, non-interest bearing, and due on demand, and $104,746 for the purchase of equipment, which has been capitalized and is being depreciated on a straight-line basis over three to five years. The Company did not have any investing activities during the year ended November 30, 2018.

Cash flow from Financing Activities

During the year ended November 30, 2018, the Company received $740,321 of cash from financing activities compared to $436,867 during the year ended November 30, 2017. During the year ended November 30, 2018 the Company received $80,000 from the issuance of a convertible debentures, $520,000 from the issuance of common shares, and $155,321 from advances from related parties. During the year ended November 30, 2017, the Company received $250,000 from the issuance of convertible debentures, $170,000 from the issuance of common shares less finder’s fees of $12,000, $8,500 from a loan from a related party, and $28,867 of advances from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On December 5, 2018, the Company issued 500,000 common shares for proceeds of $25,000.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares for consulting services to a director of the Company.

(c)	On January 7, 2019, the Company issued 1,186,310 common shares for the conversion of $20,000 of loan payable

(b)	On February 5, 2019, the Company entered into a convertible note agreement for $5,000. The note is unsecured, bears interest at 12% per annum, and is due on February 5, 2020. The note is convertible into common shares at the lower of: (i) $0.04 per share; or (ii) 50% of the lowest three trading prices in the twenty day trading period leading up to the date of conversion. In addition, the Company granted 10,000 share purchase warrants to the note holder with an exercise price of $0.01 per share until February 5, 2026.

(c)	On February 8, 2019, the Company entered into a convertible note agreement for $210,000. The note is unsecured, bears interest at 8% per annum, and is due on January 30, 2020. The note is convertible into common shares at 62% of the average two lowest trading prices in the twenty trading days leading up to the date of conversion.

(d)	On March 19, 2019, the Company issued 1,500,000 common shares for proceeds of $75,000.

(e)	On March 19, 2019, the Company issued 1,000,000 common shares for consulting services to a non-related party.

(f)	On March 19, 2019, the Company issued 1,725,000 common shares for the conversion of $1,725 of loan payable.

(g)	Subsequent to November 30, 2018, the Company has paid $104,904 to the contractor for the build-out of the Testing Lab. The build-out is scheduled to be completed by May 19, 2019.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on debt and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Consolidated Financial Statements

For the Years Ended November 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Salt Lake City, Utah
April 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Gala Pharmaceutical, Inc. (formerly Gala Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gala Pharmaceutical, Inc., (formerly Gala Global, Inc.) (the "Company"), as of November 30, 2018, and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal year ended November 30, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the fiscal year ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt exists about Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans in regarding these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

RBSM LLP

We have served as the Company's auditor since 2018

Larkspur, CA
April 15, 2019

GALA PHARMACEUTICAL INC.

Consolidated Balance Sheets

	November 30, 2018 $	November 30, 2017 $

ASSETS

Current assets

Cash	116,198	7,767
Inventory	–	2,241
Prepaid expenses	–	41,908
Prepaid expenses – related parties	69,000	10,000
Marketable securities	41,800	–

Total current assets	226,998	61,916

Equipment, net of accumulated depreciation	35,160	46,060

Total assets	262,158	107,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	82,275	34,556
Accounts payable and accrued liabilities – related party	49,761	61,475
Deferred rent	29,096	–
Due to related parties	203,688	48,367
Loans payable	42,000	42,000
Loans payable – related parties	5,764	20,764
Warrant Liability	5,694	–
Convertible note, net of discount of $76,903 and $nil, respectively	244,477	353,629
Derivative liabilities	458,109	453,005

Total liabilities	1,120,864	1,013,796

Commitments and Contingencies

STOCKHOLDERS DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and 500,000 shares, respectively	500	500

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 92,011,666 and 35,701,590 shares, respectively	92,012	35,702

Additional paid-in capital	4,290,722	2,417,400
Common stock issuable	–	25,000
Deferred compensation	(117,021)	(165,853)
Deficit	(5,077,446)	(3,218,569)

Total stockholders’ deficit attributable to Gala Pharmaceutical Inc.	(811,233)	(905,820)
Non-controlling interest	(47,473)	–

Total liabilities and stockholders’ deficit	262,158	107,976

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

Consolidated Statements of Operations

	Year ended November 30, 2018 $	Year ended November 30, 2017 $

Revenue	4,675	–
Cost of revenue	3,216	–

Gross Profit	1,459	–

Operating expenses

Consulting fees	359,755	132,944
Consulting fees – related party	895.494	364,733
Depreciation	10,900	5,389
General and administrative	264,821	89,740
General and administrative – related party	103,405	187,393
Impairment of inventory	2,241	–
Rent	81,799	18,085

Total operating expense	1,718,415	798,284

Loss before other income (expense)	(1,716,956)	(798,284)

Other income (expense)

Change in fair value of derivative liabilities	(257,861)	(277,578)
Interest expense	(74,459)	(393,107)
Gain on sale of subsidiaries	71,800	–
Gain (loss) on settlement of debt	152,626	(93,050)
Loss on settlement of debt – related party	–	(366,540)
Loss on dissolution of proposed acquisition	–	(53,297)
Other income	12,500	–
Settlement expense	(64,000)	–
Unrealized loss on marketable securities	(30,000)	–

Total other income (expense)	(189,394)	(1,183,572)

Net loss	(1,906,350)	(1,981,856)
Less: loss attributed to non-controlling interest	47,473	–

Net loss to Gala Pharmaceutical Inc.	(1,858,877)	(1,981,856)

Net loss per share, basic and diluted	(0.03)	(0.09)

Weighted average common shares outstanding, basic and diluted	57,433,292	21,250,299

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional paid-in	Common Stock	Deferred	Non- controlling
	Shares	Par Value	Shares	Par value	capital	Issuable	Compensation	Interest	Deficit	Total
	#	$	#	$	$	$	$	$	$	$

Balance, November 30, 2016	500,000	500	1,369,253	1,369	786,736	–	–	–	(1,236,713)	(448,108)

Shares issued for cash	–	–	2,000,000	2,000	168,000	–	–	–		170,000

Shares issued for consulting services – related party	–	–	24,500,000	24,500	465,500	–	–	–	–	490,000

Shares issued for consulting services	–	–	3,000,000	3,000	57,000	–	–	–	–	60,000

Shares issued for consulting services – prepaid	–	–	2,000,000	2,000	38,000	–	–	–	–	40,000

Shares issued for settlement of debt	–	–	424,875	425	127,037	–	–	–	–	127,462

Shares issued for settlement of debt – related party	–	–	2,007,452	2,008	712,954	–	–	–	–	714,962

Shares issued from exercise of warrants	–	–	400,000	400	(400)	–	–	–	–	–

Shares issuable for consulting services	–	–	–	–	–	25,000	–	–	–	25,000

Deferred compensation	–	–	–	–	–	–	(165,853)	–	–	(165,853)

Fair value of warrants granted	–	–	–	–	74,573	–	–	–	–	74,573

Finders’ fees	–	–	–	–	(12,000)	–	–	–	–	(12,000)

Net loss for the year	–	–	–	–	–	–	–	–	(1,981,856)	(1,981,856)

Balance, November 30, 2017	500,000	500	35,701,590	35,702	2,417,400	25,000	(165,853)	–	(3,218,569)	(905,820)

Shares issued for cash	–	–	27,250,000	27,250	492,750	–	–	–	–	520,000

Shares issued for settlement of debt	–	–	4,143,409	4,143	365,989	–	–	–	–	370,132

Shares issued for consulting services	–	–	11,500,000	11,500	548,500	(25,000)	–	–	–	535,000

Shares issued for consulting services – related party	–	–	13,416,667	13,417	466,083	–	–	–	–	479,500

Deferred compensation	–	–		–	–	–	48,832	–	–	48,832

Net loss for the year	–	–	–	–	–	–	–	(47,473)	(1,858,877)	(1,906,350)

Balance, November 30, 2018	500,000	500	92,011,666	92,012	4,290,722	–	(117,021)	(47,473)	(5,077,446)	(858,706)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

Consolidated Statements of Cash Flows

	Year Ended November 30, 2018 $	Year Ended November 30, 2017 $

Operating activities

Net loss for the year	(1,906,350)	(1,981,856)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of discount on convertible note	3,097	250,000
Amortization of debt issuance costs	–	30,000
Change in fair value of derivative liability	257,861	277,578
Common shares issued for services and compensation – related party	479,500	324,147
Common shares issued for services	583,832	60,000
Common shares issuable for services	–	25,000
Depreciation	10,900	5,389
Gain on sale of subsidiaries	(71,800)	–
Impairment of inventory	2,241	–
Loss on uncollectibility of loan receivable	–	20,000
Loss on dissolution of proposed acquisition	–	53,297
Loss on settlement of related party debt	–	366,540
Loss (gain) on settlement of debt	(152,626)	93,050
Penalty interest on default of convertible note	–	73,629
Unrealized loss on marketable securities	30,000	–

Changes in operating assets and liabilities:

Prepaid expenses	41,908	(1,908)
Prepaid expenses – related party	(59,000)	(10,000)
Accounts payable and accrued liabilities	125,471	35,417
Accounts payable and accrued liabilities – related party	(11,714)	56,022
Deferred rent	29,096	–
Warrant liability	5,694	–

Net cash used in operating activities	(631,890)	(323,695)

Investing activities
Loan issued to related party	–	(20,000)
Purchase of equipment	–	(104,746)

Net cash used in investing activities	–	(124,746)

Financing activities
Proceeds from related party operating advances	155,321	28,867
Proceeds from convertible notes	80,000	250,000
Proceeds from issuance of common shares	520,000	170,000
Payment of finder’s fee	–	(12,000)
Proceeds from loan payable – related party	–	8,500
Repayments of loan payable – related party	(15,000)	–

Net cash provided by financing activities	740,321	445,367

Increase (decrease) in cash	108,431	(3,074)

Cash, beginning of period	7,767	10,841

Cash, end of period	116,198	7,767
Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

1.	Organization and Nature of Operations

Gala Pharmaceutical Inc. (the “Company” or “GPI”) was incorporated in the State of Nevada on March 10, 2010. The Company provides Testing or Analytical Chemistry tools for chemical, plant, soil, and liquid composition analysis. GPI provides analysis of compositional traits for hemp and cannabis products (cannabinoid, terpenes, pesticides, residual solvents and microbial). The analysis is being done at certified labs with persistent results.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2018, the Company has a working capital deficit of $893,866 and an accumulated deficit of $5,077,446. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

(b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries: 51% ownership of Gala Pharmaceutical (California), Inc. (“Gala California”) from February 7, 2018 (date of incorporation) to current date, and 100% ownership of Cannabis Ventures Inc. (USA), Cannabis Ventures Inc. (Canada), and CBD Life, Inc. until the sale of these subsidiaries on June 20, 2018. All inter-company transactions and balances have been eliminated on consolidation and the proportionate net income/loss on the 49% non-controlling interest has been deducted from the Company’s net loss on the consolidated statement of operations commencing with a corresponding entry within stockholders’ deficit.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

2.	Summary of Significant Accounting Policies (continued)

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of November 30, 2018 and 2017, there were no cash equivalents.

(e)	Equipment

Equipment is comprised of machinery and is recorded at the lower of cost or net book value and amortized on a straight-line basis over an estimated useful life of three to five years.

(f)	Financial Instruments

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

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. GRNH shares are quoted on the OTC Markets Pink Sheets.

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

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

2.	Summary of Significant Accounting Policies (continued)

(f)	Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, marketable securities, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties, loans payable, loans payable – related parties, convertible debt, derivative liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of November 30, 2018, on a recurring basis (see footnote 2(f) - ASC 820, Fair Value Measurements and Disclosures):

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	41,800	–	–	(30,000)
Warrant liability	–	–	(5,694)	–
Derivative liabilities	–	–	(458,109)	(257,861)

Total	41,800	–	(463,803)	(287,861)

The following table represents assets and liabilities that are measured and recognized in fair value as of November 30, 2017, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Derivative liabilities	–	–	(453,005)	(277,578)

Total	–	–	(453,005)	(277,578)

(g)	Income Taxes

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

(h)	Marketable Securities

Marketable securities consist of common shares of a publicly-traded company and are available-for-sale. The marketable securities are recorded at its fair value, with any corresponding unrealized gains and losses recorded in the statement of operations.

(i)	Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 606 as a principal on the sale of goods. Pursuant to ASC 606, revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

2.	Summary of Significant Accounting Policies (continued)

(j)	Stock-based Compensation

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

(k)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As of November 30, 2018 and 2017, the Company has no items representing comprehensive income or loss.

(l)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended November 30, 2018 and 2017. All effects of the reverse stock split discussed at Note 9(d) has been applied retroactively to calculations of basic and diluted net loss per share for periods presented. As of November 30, 2018, the Company had 12,254,104 (2017 – 2,659,468) potentially issuable shares from outstanding convertible notes.

(m)	Derivative Liability

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

Fair value of warrant liability is based on using the Black-Scholes Model.

(n)	Beneficial Conversion Features

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

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

2.	Summary of Significant Accounting Policies (continued)

(o)	Concentration of Credit Risk

The Company may hold balances that are in excess of FDIC insured limits. As of November 30, 2018 and 2017, the Company had no uninsured balances.

(p)	Recent Accounting Pronouncements

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance.

In February 2018, the FASB issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

In July 2017, the FASB issued ASU 2017-11 which simplifies the accounting for certain financial instruments with down round features. The new standard will reduce income statement volatility for companies that issue warrants and convertible instruments containing such features. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the new guidance.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

2.	Summary of Significant Accounting Policies (continued)

(p)	Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued their converged standard on revenue recognition, Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, updated in December 2016 with the release of ASU 2016-20. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods and services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted but not before the original effective date.

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

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the year ended November 30, 2018, the Company issued 6,000,000 (2017 - 24,500,000) common shares with a fair value of $232,500 (2017 - $490,000) for compensation of which $281,334 (2017 - $324,146) was expensed during the period and the remaining $117,021 (2017 - $165,853) was recorded as deferred compensation within shareholders’ equity.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

5.	Equipment

	Cost $	Accumulated amortization $	November 30, 2018 $	November 30, 2017 $

Machinery	51,449	16,289	35,160	46,060

During the year ended November 30, 2018, the Company recorded $10,900 (2017 - $5,389) of depreciation expense. As of November 30, 2018, the Company recorded accumulated amortization of $16,289 (2017 - $6,809).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture. During the year ended November 30, 2018, the Company issued 4,143,409 common shares for the conversion of $112,249 of principal balance and $77,751 of accrued interest. As of November 30, 2018, the carrying value of the convertible debenture was $241,380 (2017 - $353,629).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As of November 30, 2018, the carrying value of the convertible debenture was $1,675 (2017 - $nil) and the unamortized discount on the convertible debenture was $13,325 (2017 - $nil).

(c)	On July 24, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $).01 per common share for a period of seven years.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

6.	Convertible Debentures (continued)

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As of November 30, 2018, the carrying value of the convertible debenture was $1,089 (2017 - $nil) and the unamortized discount on the convertible debenture was $13,911 (2017 - $nil).

(d)	On November 10, 2018, the Company issued a callable secured convertible note for $50,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on November 10, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $50,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As of November 30, 2018, the carrying value of the convertible debenture was $333 (2017 - $nil) and the unamortized discount on the convertible debenture was $49,667 (2017 - $nil).

7.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 6, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended November 30, 2018, the Company recorded a loss on the change in fair value of the derivative liability of $257,861 (2017 – $277,578). As of November 30, 2018, the Company had a derivative liability of $458,109 (2017 - $453,005).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the years ended November 30, 2018 and 2017, assuming no dividend yield:

	November 30, 2018	November 30, 2017

Expected volatility	485%	338%
Risk free rate	2.52%	1.27%
Expected life (in years)	0.5	0.3

A summary of the activity of the derivative liability is shown below:

$

Balance, November 30, 2017	453,005
Derivative loss due to new issuances	122,114
Adjustment for conversion	(374,871)
Mark to market adjustment	257,861

Balance, November 30, 2018	458,109

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

8.	Related Party Transactions

a)	As of November 30, 2018, the Company owed $203,688 (2017 - $48,367) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the year ended November 30, 2018, the Company received an additional $75,000 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

b)	As of November 30, 2018, the Company owed $43,000 (2017 - $25,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2018, the Company incurred $103,405 (2017 - $177,295) of consulting expense relating to services provided to the Company.

c)	As of November 30, 2018, the Company owed $5,625 (2017 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As of November 30, 2018, the Company owed $2,064 (2017 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As of November 30, 2018, accrued interest of $129 (2017 - $82) has been included in accounts payable and accrued liabilities, related parties.

e)	As of November 30, 2018, the Company owed $3,500 (2017 - $18,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

f)	As of November 30, 2018, the Company owed $6,560 (2017 - $1,195) to the Chief Executive Officer of the Company. During the year ended November 30, 2018, the Company incurred $476,429 (2017 - $nil) of compensation costs. During the year ended November 30, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 as bonus compensation, and 1,500,000 common shares with a fair value of $112,500 as part of his management agreement.

g)	As of November 30, 2018, the Company prepaid $27,000 (2017 - $nil) of prepaid rent to a shareholder that holds 49% interest of Gala California. The amounts owed are unsecured, non-interest bearing, and due on demand.

h)	During the year ended November 30, 2018, the Company issued 6,000,000 (2017 - 24,500,000) common shares with a fair value of $232,500 (2017 - $490,000) to officers and directors of the Company as compensation for services for a period of one year. As of November 30, 2018, the Company recorded $117,020 (2017 - $165,853) as deferred compensation within shareholders’ equity. During the year ended November 30, 2018, the Company recorded $281,334 (2017 - $324,147) of compensation expense.

9.	Loans Payable

a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. This note is past due and payable on demand. As of November 30, 2018, the outstanding balance of the promissory note was $22,000 (2017 - $22,000).

b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. This note is past due and payable on demand As of November 30, 2018, the outstanding balance of the promissory note was $20,000 (2017 - $20,000).

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

10.	Common Shares

Stock transactions for the year ended November 30, 2018:

(a)	On December 7, 2017, the Company issued 209,727 common shares with a fair value of $56,773 to settle convertible debentures of $30,000 and derivative liability of $50,993 resulting in a gain on settlement of debt of $24,220.

(b)	On January 11, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 to the Chief Executive Officer of the Company as a performance bonus.

(c)	On February 1, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 for consulting services for a period twelve months from the date of issuance.

(d)	On February 2, 2018, the Company issued 3,000,000 common shares, which were issuable at November 30, 2017, for consulting services with a fair value of $300,000.

(e)	On February 2, 2018, the Company issued 618,684 common shares with a fair value of $49,495 to settle convertible debentures of $30,000 and derivative liability of $43,021 resulting in a gain on settlement of debt of $23,526.

(f)	On February 13, 2018, the Company issued 758,284 common shares with a fair value of $41,478 to settle convertible debentures of $30,000 and derivative liability of $35,246 resulting in a gain on settlement of debt of $23,768.

(g)	On February 26, 2018, the Company issued 846,860 common shares with a fair value of $50,812 to settle convertible debentures of $30,000 and derivative liability of $44,041 resulting in a gain on settlement of debt of $23,229.

(h)	On April 6, 2018 the Company cancelled 583,333 common shares which was returned by the former Chief Executive Officer of the Company and reversed a cancellation of 1,500,000 common shares to the former Chief Executive Officer of the Company

(i)	On April 18, 2018, the Company issued 5,000,000 common shares to an individual who holds 49% interest in Gala California for proceeds of $200,000.

(j)	On May 14, 2018, the Company issued 1,500,000 common shares with a fair value of $60,000 to a director of the Company for consulting services for a period of one year.

(k)	On June 19, 2018, 1,500,000 common shares with a fair value of $60,000 for consulting services for a period of one year.

(l)	On July 3, 2018, the Company issued 653,125 common shares with a fair value of $71,844 to settle convertible debentures of $30,000 and derivative liability of $65,537 resulting in a gain on settlement of debt of $23,693.

(m)	On August 28, 2018, the Company issued 500,000 common shares for proceeds of $20,000.

(n)	On August 28, 2018, the Company issued 1,000,000 common shares to a consultant for services with a fair value of $50,000.

(o)	On September 2, 2018, the Company issued 2,500,000 common shares for proceeds of $50,000.

(p)	On September 13, 2018, the Company issued 8,250,000 common shares for proceeds of $165,000.

(q)	On September 19, 2018, the Company issued 3,000,000 common shares with a fair value of $142,500 for consulting services, which included 1,500,000 common shares with a fair value of $112,500 to the Chief Executive Officer and Director of the Company.

(r)	On September 19, 2018, the Company issued 2,250,000 common shares for proceeds of $45,000.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

10.	Common Shares (continued)

(s)	On September 23, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(t)	On September 28, 2018, the Company issued 2,500,000 common shares for proceeds of $25,000, including 2,000,000 common shares to an individual with a 49% interest in Gala California.

(u)	On September 29, 2018, the Company issued 250,000 common shares for proceeds of $5,000.

(v)	On October 11, 2018, the Company issued 487,626 common shares with a fair value of $48,568 for the settlement of convertible debentures of $20,000 and derivative liability of $45,429 resulting in a gain on settlement of debt of $16,861.

(w)	On October 15, 2018, the Company issued 500,000 common shares for proceeds of $10,000.

(x)	On October 31, 2018, the Company issued 3,000,000 common shares with a fair value of $60,000 to officers and directors of the Company for compensation services.

(y)	On November 1, 2018, the Company issued 5,500,000 common shares as part of a repricing of common shares issued for cash on April 18, 2018 and August 28, 2018, which included 5,000,000 common shares issued to an individual who holds 49% interest in Gala California.

(z)	On November 13, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(aa)	On November 26, 2018, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(bb)	On November 26, 2018, the Company issued 569,103 common shares with a fair value of $51,162 for the settlement of $20,000 of convertible debt and derivative liability of $48,490 resulting in a gain on settlement of debt of $17,328.

Stock transactions for the year ended November 30, 2017:

(cc)	On January 30, 2017, the Company effected a share consolidation on a 100 old shares for 1 new share basis. The share consolidation has been applied retroactively to the earliest period presented.

(dd)	On March 22, 2017, the Company issued 490,742 common shares with a fair value of $176,667 to settle outstanding debt of $88,333 owed to a director of the Company. The transaction resulted in a loss on settlement of debt of $88,334, which was recorded in the consolidated statement of operations.

(ee)	On March 22, 2017, the Company issued 1,387,970 common shares with a fair value of $499,670 to settle outstanding debt of $249,835 owed to a company controlled by a director of the Company. The transaction resulted in a loss on settlement of debt of $249,835, which was recorded in the consolidated statement of operations.

(ff)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As of August 31, 2017, deferred compensation of $115,068 has been recorded in deferred compensation.

(gg)	On March 30, 2017, the Company issued 10,000,000 common shares with a fair value of $200,000 to a director of the Company for compensation services for a period of twelve months from the date of issuance. As of August 31, 2017, deferred compensation of $115,068 has been recorded in deferred compensation.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

10.	Common Shares (continued)

Stock transactions for the year ended November 30, 2017:

(hh)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Financial Officer of the Company for compensation services for a period of twelve months from the date of issuance. As of August 31, 2017, deferred compensation of $17,260 has been recorded in deferred compensation.

(ii)	On March 30, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to an officer of the Company for compensation services for a period of twelve months from the date of issuance. As of August 31, 2017, deferred compensation of $17,260 has been recorded in prepaid expense.

(jj)	On May 17, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Executive Officer of the Company for compensation services for a period of twelve months from the date of issuance. As of November 30, 2017, the common shares were returnable to the Company.

(kk)	On May 17, 2017, the Company issued 5,000,000 common shares with a fair value of $30,000 to a company controlled by the Chief Executive Officer of the Company for the purchase of intangible assets. As of November 30, 2017, the common shares were returned to the Company.

(ll)	On July 6, 2017, the Company issued 1,500,000 common shares at $0.08 per common share pursuant to private placement for proceeds of $120,000.

(mm)	On June 12, 2017, the Company issued 2,000,000 common shares for consulting services over a twelve month period with a fair value of $40,000.

(nn)	On June 13, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 to the Chief Operating Officer of the Company for compensation services for a period of twelve months from the date of issuance. As of August 31, 2017, deferred compensation of $23,361 has been recorded in deferred compensation.

(oo)	On July 21, 2017, the Company issued 553,625 common shares with a fair value of $166,088 to settle outstanding promissory notes and accrued interest of $44,666 resulting in a loss on settlement of debt of $121,422, including 128,750 common shares with a fair value of $38,625 to settle outstanding promissory notes and accrued interest of $10,254 resulting in a loss on settlement of debt of $28,371 to a related party.

(pp)	On September 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(qq)	On October 1, 2017, the Company issued 1,500,000 common shares with a fair value of $30,000 for consulting services.

(rr)	On October 20, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(ss)	On October 23, 2017, the Company issued 400,000 common shares to settle the outstanding share purchase warrants which were issued as part of the issuance of the convertible debenture.

(tt)	On November 9, 2017, the Company issued 250,000 common shares at $0.10 per share for proceeds of $25,000.

(uu)	At November 30, 2017, the Company had 3,000,000 common shares issuable for consulting services with a fair value of $300,000, of which $25,000 was recorded as consulting expense.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

11.	Share Purchase Warrants

During the year ended November 30, 2018, the Company issued 60,000 share purchase warrants as part of the issuance of convertible debentures. The fair value of the share purchase warrants was $5,694, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 216%, expected life of 7 years, and a risk free rate of 2.89%.

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2016 and 2017	–	–
Issued	60,000	0.01

Balance, November 30, 2018	60,000	0.01

12.	Supplemental Disclosures

	Year ended November 30, 2018 $	Year ended November 30, 2017 $
Non-cash investing and financing activities:

Common shares issued for deferred compensation	232,500	490,000
Common shares issued for settlement of related party debt	–	714,962
Common shares issued to settle third party debt	370,131	127,462
Common shares issued for prepaid services	335,000	40,000
Debt conversion feature	162,074	175,427
Expenses paid by related parties that increased related party debt	–	19,500
Original issue discount	–	25,000
Warrants issued with debt	5,694	74,573

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

13.	Income Taxes

As of November 30, 2018, the Company has $2,915,300 of net operating losses carried forward to offset taxable income through fiscal 2037. No tax benefit has been reported during the years ended November 30, 2018 and 2017 as the potential tax benefit is offset by a valuation allowance as there is uncertainty as to whether the Company can be profitable in the future to utilize tax losses. Net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating losses carryfoward may be limited as to use in future years.

	2018 $	2017$

Net loss before taxes	(1,858,877)	(1,981,856)
Statutory rate	21%	34%

Computed expected tax recovery	(390,400)	(673,830)
Permanent differences and other	34,100	490,000
Change in enacted tax rates	168,200	–
Change in valuation allowance	188,100	183,800

Income tax provision	–	–

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

13.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at November 30, 2018 and 2017 are as follows:

	2018 $	2017 $

Net operating losses carried forward	643,100	439,900
Accrued interest	1,100	5,900
Related party payables	10,400	20,900
Accumulated depreciation above book value	(1,800)	(3,300)
Valuation allowance	(652,800)	(463,400)

Net deferred income tax asset	–	–

14.	Commitments and Contingencies

(a)	On May 1, 2018, Gala California, a 51% owned subsidiary of the Company, entered into a lease agreement with an individual who holds a 49% interest in Gala California to lease a commercial building in Long Beach, California. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

November 30, 2019	110,520
November 30, 2020	114,941
November 30, 2021	119,538
November 30, 2022	124,320
November 30, 2023	52,644

Total minimum lease payments	521,963

During the year ended November 30, 2018, the Company recorded rent expense of $81,799 (2017 - $18,085).

(b)	As of November 30, 2018, the Company is subject of a civil action relating to a former consultant for a breach of contract. In April 2019, the Company anticipates a settlement agreement of this action. The Company has accrued $64,000 as part of the settlement amount at November 30, 2018.

15.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after November 30, 2018 with the exception of the following:

(a)	On December 5, 2018, the Company issued 500,000 common shares for proceeds of $25,000.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares for consulting services to a director of the company.

(c)	On January 7, 2019, the Company issued 1,186,310 common shares for the conversion of $20,000 of loan payable

(d)	On February 5, 2019, the Company entered into a convertible note agreement for $5,000. The note is unsecured, bears interest at 12% per annum, and is due on February 5, 2020. The note is convertible into common shares at the lower of: (i) $0.04 per share; or (ii) 50% of the lowest three trading prices in the twenty day trading period leading up to the date of conversion. In addition, the Company granted 10,000 share purchase warrants to the note holder with an exercise price of $0.01 per share until February 5, 2026.

GALA PHARMACEUTICAL INC.

Notes to the Consolidated Financial Statements

Years ended November 30, 2018 and 2017

15.	Subsequent Events (continued)

(c)	On February 8, 2019, the Company entered into a convertible note agreement for $210,000. The note is unsecured, bears interest at 8% per annum, and is due on January 30, 2020. The note is convertible into common shares at 62% of the average two lowest trading prices in the twenty trading days leading up to the date of conversion.

(d)	On March 19, 2019, the Company issued 1,500,000 common shares for proceeds of $75,000.

(e)	On March 19, 2019, the Company issued 1,000,000 common shares for consulting services to a non-related party.

(f)	On March 19, 2019, the Company issued 1,725,000 common shares for the conversion of $1,725 of loan payable.

(g)	Subsequent to November 30, 2018, the Company has paid $104,904 to the contractor for the build-out of the Testing Lab. The build-out is scheduled to be completed by May 19, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

The required disclosure related to our previous registered public accounting firm can be found in our Current Report on Form 8-K filed with the SEC on January 14, 2019.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2018.

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

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2018 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held

Maqsood Rehman	42	CEO and Director

Reiner Hoogenraad	60	Director

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

Reiner Hoogenraad, is currently a director of Gala Pharmaceutical, Inc. Mr. Hoogenraad is also the President of American Custom Golf Cars, Inc., a business started over 25 years ago (also known as ACG, Inc.). Mr. Hoogenraad was born in 1959 in Holland and graduated from Maerland Lyceum in Holland. Mr. Hoogenraad began his career in the automotive industry in 1980. He has been a successful entrepreneur for over 30 years, and has 20 years’ experience as an Internal Combustion Engine and Electric Vehicle designer/developer including: car suspension development (later used by the Shelby Ultimate Aero supercar); drive train engineering and assembly; electric motor design and modification; automotive parts procurement; and vehicle assembly line and factory developer and owner. He is both a sole and multiple current automotive patent holder.

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

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given that we have no employees, other than our officers and directors.

Item 11. Executive and Director Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in Pension Value	All Other	Total
(a)	(b)	($)	($)	Awards	Awards	Incentive	Nonqualified	Compensation	($)
		(c)	(d)	($)	($)	Plan	Deferred	($)	(j)
				(e)	(f)	Compensation	Compensation	(i)
						($)	Earnings
						(g)	($)
							(h)
* Allison Hess,Secretary, Treasurer	2018	0	0	30,000	0	0	0	0	30,000
	2017	0	0	20,219	0	0	0	0	20,219

Maqsood Rehman, CEO	2018	90,000	0	130,000	0	0	0	0	220,000
	2017	90.000	0	14,118	0	0	0	0	104,118

**Romina Martinez, Director	2018	0	0	30,000	0	0	0	0	30,000
	2017	0	0	20,209	0	0	0	0	20,219

•	Resigned as an Officer and Director on November 30, 2018
**	Resigned as Director on September 26, 2018

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS					STOCK AWARDS
Name and Principal Positions (s) (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Maqsood Rehman, CEO	0	0	0	0	0	0	0	0	0

Option Grants

No options were granted during the fiscal years ended November 30, 2018 and 2017.

Director Compensation

(a)	On February 12, 2017, the Company entered into an agreement with a Director of the Company. Pursuant to the agreement, the Company shall issue 1,000,000 common shares upon execution. The agreement shall terminate upon mutual agreement between the parties.

(b)	On March 30, 2017, the Company entered into an agreement with the Secretary, Treasurer, and a Director of the Company. Pursuant to the agreement, the Company shall issue 1,500,000 common shares upon execution. The agreement shall be terminate upon mutual agreement between the parties.

(c)	On September 1, 2017, the Company entered into an employment agreement with the Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $15,000 per month, living and housing expense of no more than $3,000 per month, and the issuance of 1,500,000 common shares of the Company on an annual basis. The agreement shall be terminated when the Company provides 10 days notice or the Chief Executive Officer provides 30 days notice to terminate the agreement.

Employment Agreements

(a)	On September 1, 2017, the Company entered into an employment agreement with Chief Executive Officer of the Company. Pursuant to the agreement, the Company will compensate the Chief Executive Officer a base salary of $15,000 per month, living and housing expense of no more than $3,000 per month, and the issuance of 1,500,000 common shares of the Company on an annual basis. The agreement shall be terminated when the Company provides 10 days notice or the Chief Executive Officer provides 30 days notice to terminate the agreement.

Report on Repricing of Options

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors act as a group.

As of November 30, 2018, we had a total of 92,011,666 shares of common stock issued and outstanding. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Maqsood Rehman, Principal Executive Officer	Common Shares	8,000,000	8.7%
Mohar Singh Makkar, Significant shareholder	Common Shares	12,000,000	13.0%
James Haas, Significant shareholder	Common Shares	11,849,100	12.5%
Mario Castro, significant shareholder	Common Shares	8,250,000	9.0%
Owen Naccarato, Significant shareholder	Common Shares	11,852,131	12.9%
All Officers and Directors as a Group	Common Shares	8,000,000	8.7%

Item 13. Certain Relationships, Related Transactions and Director Independence

Year Ended November 30, 2018

a)	As of November 30, 2018, the Company owed $203,688 (2017 - $48,367) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the year ended November 30, 2018, the Company received an additional $75,000 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

b)	As of November 30, 2018, the Company owed $43,000 (2017 - $25,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2018, the Company incurred $103,405 (2017 - $177,295) of consulting expense relating to services provided to the Company.

c)	As of November 30, 2018, the Company owed $5,625 (2017 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

d)	As of November 30, 2018, the Company owed $2,064 (2017 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As of November 30, 2018, accrued interest of $129 (2017 - $82) has been included in accounts payable and accrued liabilities, related parties.

e)	As of November 30, 2018, the Company owed $3,500 (2017 - $18,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

f)	As of November 30, 2018, the Company owed $6,560 (2017 - $1,195) to the Chief Executive Officer of the Company. During the year ended November 30, 2018, the Company incurred $476,429 (2017 - $nil) of compensation costs. During the year ended November 30, 2018, the Company issued 5,000,000 common shares with a fair value of $200,000 as bonus compensation, and 1,500,000 common shares with a fair value of $112,500 as part of his management agreement.

g)	As of November 30, 2018, the Company prepaid $27,000 (2017 - $nil) of prepaid rent to a shareholder that holds 49% interest of Gala California. The amounts owed are unsecured, non-interest bearing, and due on demand.

h)	During the year ended November 30, 2018, the Company issued 6,000,000 (2017 - 24,500,000) common shares with a fair value of $232,500 (2017 - $490,000) to officers and directors of the Company as compensation for services for a period of one year. As of November 30, 2018, the Company recorded $117,020 (2017 - $165,853) as deferred compensation within shareholders’ equity. During the year ended November 30, 2018, the Company recorded $281,334 (2017 - $324,147) of compensation expense.

Year Ended November 30, 2017

(a)	As of November 30, 2017, the Company owed $48,367 (2016 - $249,835) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the year ended November 30, 2017, the Company settled $249,835 of related party debt with the issuance of 1,387,970 common shares. Refer to Note 9(c). The remaining amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As of November 30, 2017, the Company owed $17,000 (2016 - $nil) to the former Chief Executive Officer of the Company for compensation and consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As of November 30, 2017, the Company owed $25,000 (2016 - $79,333) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the year ended November 30, 2017, the Company incurred $177,295 (2016 - $36,000) of consulting expense relating to services provided to the Company. In August 2017, the Company settled $88,333 of related party debt with the issuance of 490,742 common shares.

(d)	As of November 30, 2017, the Company owed $5,625 (2016 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

(e)	As of November 30, 2017, the Company owed $18,500 (November 30, 2016 - $10,000) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(f)	As of November 30, 2017, the Company owed $2,064 (2016 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As of November 30, 2017, accrued interest of $82 (November 30, 2016 - $15) has been included in accounts payable and accrued liabilities, related parties.

(g)	As of November 30, 2017, the Company owed $12,500 (2016 -$ nil) to the Chief Operating Officer of the Company for consulting services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(h)	As of November 30, 2017, the Company owed $1,195 (2016 - $nil) to the Chief Executive Officer of the Company for services, which has been recorded in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

(i)	As of November 30, 2017, the Company owed $nil (2016 - $10,000) to the spouse of a former significant shareholder of the Company for a note issued on September 21, 2016. Under the terms of the note, the amount due was unsecured, bore interest at 3% per annum, and was due 180 days from the date of issuance. In July 2017, the Company issued 128,750 common shares with a fair value of $38,625 to settle $10,000 of principal balance and $254 of accrued interest.

(j)	On May 8, 2017, the Company entered into an agreement whereby the Company agreed to acquire 80% of the issued and outstanding common stock of Controlled Environment Genomics Inc ("CEG Inc"), in exchange for a new series of the Company’s preferred shares, and issue 5,000,000 restricted common shares in exchange for CEG's intellectual property. In the event that CEG, Inc. becomes its own public entity, the executive shall receive 51% ownership of the new entity, and the Company will retain the remaining 49%. As of November 30, 2017, the agreement to acquire the common stock of CEG Inc. was cancelled and costs of $53,297 relating to the proposed acquisition was expensed as incurred.

(k)	During the year ended November 30, 2017, the Company issued 24,500,000 common shares with a fair value of $490,000 to officers and directors of the Company as compensation for services for a period of one year. As of November 30, 2017, the Company recorded $165,853 as deferred compensation within shareholders’ equity. During the year ended November 30, 2017, the Company recorded $324,147 (2016 - $nil) of share based compensation expense.

(l)	During the year ended November 30, 2017, the Company loaned $20,000 (2016- $nil) to a company controlled by the former Chief Executive Officer of the Company for day-to-day expenses. The amount owing is unsecured, non-interest bearing, and due on demand. As of November 30, 2017, the Company recorded an impairment charge of $20,000 due to the unlikelihood of collecting outstanding amounts owed to the Company.

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

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, RBSM LLC for the year ended November 30, 2018: and Haynie & Co. and Pritchett, Siler and Hardy PC combined for the year ended November 30, 2017.

	For the Year Ended November 30,
	2018	2017
Audit Fees	$22,000	$18,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$22,000	$18,250

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

GALA PHARMACEUTICAL INC.

By: /s/ Maqsood Rehman
Date: April 15, 2019	Maqsood Rehman
Principal Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maqsood Rehman	Principal Executive Officer	April 15, 2019
Maqsood Rehman	and Director

