Form 10-Q
period 2019-02-28
Gala Pharmaceutical Inc.
filed 2019-04-30
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

GALA PHARMACEUTICAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18881 Von Karman Ave. Suite 1440

Irvine, CA 92612

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 18, 2019, the registrant had 107,672,976 shares of common stock outstanding.

GALA PHARMACEUTICAL INC.

2

GALA PHARMACEUTICAL INC.

(formerly Gala Global Inc.)

Condensed Consolidated Financial Statements

(unaudited)

For the Period Ended February 28, 2019

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

GALA PHARMACEUTICAL INC.

Condensed Consolidated Balance Sheets

	February 28, 2019 $	November 30, 2018 $
	(unaudited)
ASSETS

Current assets

Cash	179,293	116,198
Inventory	–	–
Prepaid expenses	–	–
Prepaid expenses – related parties	27,000	69,000
Marketable securities	37,200	41,800

Total current assets	243,493	226,998

Equipment, net of accumulated depreciation	39,140	35,160

Total assets	282,633	262,158

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	97,206	82,275
Accounts payable and accrued liabilities – related party	42,201	49,761
Deferred rent	29,096	29,096
Due to related parties	176,188	203,688
Loans payable	42,000	42,000
Loans payable – related parties	5,764	5,764
Warrant liability	5,882	5,694
Convertible note, net of discount of $282,026 and $76,903, respectively	240,628	244,477
Derivative liabilities	994,126	458,109

Total liabilities	1,633,091	1,120,864

Organization and nature of operations (Note 1)
Commitments and contingencies (Note 12)
Subsequent events (Note 13)

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 shares with a par value of $0.001 per share Issued and outstanding: 500,000 and nil shares, respectively	500	500

Common stock Authorized: 500,000,000 shares with a par value of $0.001 per share Issued and outstanding: 95,197,976 and 92,011,666 shares, respectively	95,198	92,012

Additional paid-in capital	4,352,635	4,290,722
Deferred compensation	(74,486)	(117,021)
Deficit	(5,654,618)	(5,077,446)

Total stockholders’ deficit attributable to Gala Pharmaceutical Inc.	(1,280,771)	(811,233)
Non-controlling interest	(69,687)	(47,473)

Total liabilities and stockholders’ deficit	282,633	262,158

(The accompanying notes to are an integral part of these condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended February 28, 2019 $	Three months ended February 28, 2018 $

Revenue	–	–
Cost of revenue	–	–

Gross Profit	–	–

Operating expenses

Consulting fees	55,690	115,343
Consulting fees – related party	89,137	320,192
Depreciation	2,723	2,730
General and administrative	38,666	36,263
General and administrative – related party	16,397	60,515
Rent	28,050	13,185

Total operating expense	230,663	548,228

Loss before other income (expense)	(230,663)	(548,228)

Other income (expense)

Change in fair value of derivative liabilities	(353,949)	(111,519)
Interest expense	(27,007)	(18,238)
Gain (loss) on settlement of debt	16,833	94,743
Unrealized loss on marketable securities	(4,600)	–

Total other income (expense)	(368,723)	(35,014)

Net loss	(599,386)	(583,242)
Less: loss attributed to non-controlling interest	22,214	–

Net loss to Gala Pharmaceutical Inc.	(577,172)	(583,242)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding, basic and diluted	94,133,908	40,202,240

(The accompanying notes to are an integral part of these condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the period from December 1, 2017 to February 28, 2019

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Common Stock	Deferred	Non controlling
	Shares	Par Value	Shares	Par value	capital	Issuable	Compensation	Interest	Deficit	Total
	#	$	#	$	$	$	$	$	$	$

Balance, November 30, 2017	500,000	500	35,701,590	35,702	2,417,400	25,000	(165,853)	–	(3,218,569)	(905,820)

Shares issued for cash	–	–	27,250,000	27,250	492,750	–	–	–	–	520,000

Shares issued for settlement of debt	–	–	4,143,409	4,143	365,989	–	–	–	–	370,131

Shares issued for consulting services	–	–	11,500,000	11,500	548,500	(25,000)	–	–	–	535,000

Shares issued for consulting services – related party	–	–	13,416,667	13,417	466,083	–	–	–	–	479,500

Deferred compensation	–	–	–	–	–	–	48,832	–	–	48,832

Net loss for the year	–	–	–	–	–	–	–	(47,473)	(1,858,877)	(1,906,350)

Balance, November 30, 2018	500,000	500	92,011,666	92,012	4,290,722	–	(117,021)	(47,473)	(5,077,446)	(858,706)

Shares issued for services	–	–	2,000,000	2,000	37,000	–	–	–	–	39,000

Shares issued for conversion of debt			1,186,310	1,186	24,913	–	–			26,099

Deferred compensation	–	–	–	–	–	–	42,535	–	–	42,535

Net loss for the period	–	–	–	–	–	–	–	(22,214)	(577,172)	(599,386)

Balance, February 28, 2019	500,000	500	95,197,976	95,198	4,352,635	–	(74,486)	(69,687)	(5,654,618)	(1,350,458)

(The accompanying notes to are an integral part of these condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended February 28, 2019 $	Three months ended February 28, 2018 $

Operating activities

Net loss for the year	(599,386)	(583,242)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	9,877	–
Amortization of deferred compensation costs	42,535	120,822
Change in fair value of derivative liability	353,949	111,519
Common shares issued for services and compensation – related party	39,000	200,000
Depreciation	2,723	2,730
Gain on settlement of debt	(16,833)	(94,743)
Unrealized loss on marketable securities	4,600	–

Changes in operating assets and liabilities:

Prepaid expenses	42,000	111,735
Accounts payable and accrued liabilities	21,143	39,565
Accounts payable and accrued liabilities – related party	(7,500)	9,015
Warrant liability	190	–

Net cash used in operating activities	(107,702)	(82,599)

Investing activities

Purchase of equipment	(6,703)	–

Net cash used in investing activities	(6,703)	–

Financing activities

Proceeds from related party operating advances	–	75,000
Proceeds from convertible notes, net	205,000	–
Repayments to related party	(27,500)	–

Net cash provided by financing activities	177,500	75,000

Increase (decrease) in cash	63,095	(7,599)

Cash, beginning of period	116,198	7,767

Cash, end of period	179,293	168
1
Supplemental disclosures (Note 11)

(The accompanying notes to are an integral part of these condensed consolidated financial statements)

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at February 28, 2019, the Company has a working capital deficit of $1,389,598 and an accumulated deficit of $5,654,618. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries: 51% ownership of Gala Pharmaceutical (California), Inc. (“Gala California”) from February 7, 2018 (date of incorporation) to current date, and 100% ownership of Cannabis Ventures Inc (USA), Cannabis Ventures Inc. (Canada), and CBD Life, Inc. until the sale of these subsidiaries on June 20, 2018. All inter-company transactions and balances have been eliminated on consolidation and the proportionate net income/loss on the 49% non-controlling interest has been deducted from the Company’s net loss on the consolidated statement of operations commencing with a corresponding entry within stockholders’ deficit.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ended November 30, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2018 included in our Form 10-K filed with the SEC.

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

(e)	Financial Instruments

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

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(e)	Financial Instruments (continued)

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

The following table represents assets and liabilities that are measured and recognized in fair value as of February 28, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	37,200	–	–	(4,600)
Warrant liability	–	–	(5,885)	–
Derivative liabilities	–	–	(994,126)	(353,949)

Total	37,200	–	(1,000,011)	(358,549)

The following table represents assets and liabilities that are measured and recognized in fair value as of November 30, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	41,800	–	–	(30,000)
Warrant liability	–	–	(5,695)	–
Derivative liabilities	–	–	(458,109)	(257,861)

Total	41,800	–	(463,804)	(287,861)

(f)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the periods ended February 28, 2019 and November 30, 2018. As at February 28, 2019, the Company had 60,532,565 (November 30, 2018 – 12,254,104) potentially issuable shares from outstanding convertible notes and share purchase warrants.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Recent Accounting Pronouncements

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

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued new guidance which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments (other than those that are consolidated or accounted under the equity method) which will be measured at fair value through earnings. The new guidance is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017, with early adoption permitted only for certain provisions. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The adoption did not have a material impact on the Company's consolidated financial statements.

3.	Deferred Compensation

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the three months ended February 28 2019, the Company recorded $42,535 (February 28, 2018 - $120,822) of compensation expense and the remaining $74,486 (November 30, 2018 - $117,021) was recorded as deferred compensation within shareholders’ equity.

4.	Equipment

	Cost $	Accumulated amortization $	February 28, 2019 $	November 30, 2018 $

Machinery	51,449	19,012	32,437	35,160
Leasehold improvements	6,703	–	6,703	–

	58,152	19,012	39,140	35,160

During the three months ended February 28, 2019, the Company recorded $2,723 (February 28, 2018 - $2,730) of depreciation expense.

5.	Convertible Debentures

(a)	On May 15, 2017, the Company entered into a promissory note agreement with a non-related party for proceeds of $280,000, net of an original issuance discount and legal fees of $30,000 which were capitalized and amortized over the period of the convertible debenture. The promissory note is unsecured, bears interest at 10% per annum, and was due on November 30, 2017. The promissory note is convertible into common shares at the lesser of: (a) $0.35; or (b) 65% of the average of the three lowest volume weighted average price of the Company’s common shares in the 20 days preceding the notice of conversion.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture. During the period ended February 28, 2019, the Company issued 1,186,310 common shares for the conversion of $13,726 of principal balance and $6,274 of accrued interest. As at February 28, 2019, the carrying value of the convertible debenture was $227,654 (November 30, 2018 - $241,380).

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

5.	Convertible Debentures (continued)

(b)	On June 6, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As at February 28, 2019, the carrying value of the convertible debenture was $5,126 (November 30, 2018 - $1,675) and the unamortized discount on the convertible debenture was $9,874 (November 30, 2018 - $13,325).

c)	On July 24, 2018, the Company issued a callable secured convertible note for $15,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on June 1, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum. In addition to the note, the Company also issued 30,000 share purchase warrants which entitles the note holder to acquire 30,000 common shares at $0.01 per common share for a period of seven years.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As at February 28, 2019, the carrying value of the convertible debenture was $4,175 (November 30, 2018 - $1,089) and the unamortized discount on the convertible debenture was $10,825 (November 30, 2018 - $13,911).

d)	On November 10, 2018, the Company issued a callable secured convertible note for $50,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on November 10, 2019. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $50,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As at February 28, 2019, the carrying value of the convertible debenture was $2,329 (November 30, 2018 - $333) and the unamortized discount on the convertible debenture was $47,671 (November 30, 2018 - $49,667).

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

5.	Convertible Debentures (continued)

e)	On January 30, 2019, the Company issued a callable secured convertible note for $210,000. Under the terms of the note, the amount owing is unsecured, bears interest at 8% per annum, and is due on January 30, 2020. The note is also convertible into common shares of the Company at 62% of the lowest 2 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $210,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $210,000. As at February 28, 2019, the carrying value of the convertible debenture was $1,307 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $208,693 (November 30, 2018 - $nil).

f)	On February 6, 2019, the Company issued a callable secured convertible note for $5,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on February 5, 2020. The note is also convertible into common shares of the Company at the lesser of: (a) $0.04; or (b) 50% of the lowest 3 trading prices during the 20 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 15% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $5,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $5,000. As at February 28, 2019, the carrying value of the convertible debenture was $37 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $4,963 (November 30, 2018 - $nil).

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended February 28, 2019, the Company recorded a loss on the change in fair value of the derivative liability of $353,949 (February 28, 2018 - $111,519). As at February 28, 2019, the Company had a derivative liability of $994,126 (November 30, 2018 - $458,109).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended February 28, 2019 and November 30, 2018, assuming no dividend yield:

	February 28, 2019	November 30, 2018

Expected volatility	375%	485%
Risk free rate	2.49%	2.52%
Expected life (in years)	0.5	0.5

A summary of the activity of the derivative liability is shown below:

$

Balance, November 30, 2018	458,109
Derivative loss due to new issuances	334,740
Adjustment for conversion	(22,932)
Mark to market adjustment	224,209

Balance, February 28, 2019	994,126

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

7.	Related Party Transactions

(a)	As at February 28, 2019, the Company owed $176,188 (November 30, 2018 - $203,688) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the period ended February 28, 2019, the Company repaid $27,500 of financing. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at February 28, 2019, the Company owed $52,000 (November 30, 2018 - $43,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the period ended February 28, 2019, the Company incurred $16,397 (February 28, 2018 - $9,000) of consulting expense relating to services provided to the Company.

(c)	As at February 28, 2019, the Company owed $2,064 (November 30, 2018 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at February 28, 2019, accrued interest of $144 (November 30, 2018 - $129) has been included in accounts payable and accrued liabilities, related parties.

(d)	As at February 28, 2019, the Company owed $3,500 (November 30, 2018 - $3,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(e)	As at February 28, 2019, the Company owed $nil (November 30, 2018 - $6,560) to the Chief Executive Officer of the Company. During the period ended February 28, 2019, the Company incurred $89,137 (February 28, 2018 - $7,397) of compensation costs.

(f)	As at February 28, 2019, the Company prepaid $27,000 (November 30, 2018 - $27,000) of prepaid rent to a shareholder that holds 49% interest of Gala California. The amounts owed are unsecured, non-interest bearing, and due on demand.

8.	Loans Payable

a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at February 28, 2019, the outstanding balance of the promissory note was $22,000 (November 30, 2018 - $22,000).

b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at February 28, 2019, the outstanding balance of the promissory note was $20,000 (November 30, 2018 - $20,000).

9.	Common Shares

(a)	On December 31, 2018, the Company issued 2,000,000 common shares with a fair value of $39,000 for services, including 1,500,000 common shares to a director of the Company as director’s fees.

(b)	On January 8, 2019, the Company issued 1,186,310 common shares with a fair value of $26,099 to settle convertible debentures of $20,000 and derivative liability of $22,932 resulting in a gain on settlement of debt of $16,833.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

10.	Share Purchase Warrants

During the period ended February 28, 2019, the Company issued 10,000 share purchase warrants as part of the issuance of convertible debentures. The fair value of the share purchase warrants was $190, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 380%, expected life of 7 years, and a risk free rate of 2.89%.

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2018	60,000	0.01
Issued	10,000	0.01

Balance, February 28, 2019	70,000	0.01

11.	Supplemental Disclosures

	Three months ended February 28, 2019 $	Three months ended February 28, 2018 $
Non-cash investing and financing activities:

Common shares issued for consulting services – related party	–	200,000
Common shares issued to settle third party debt	13,726	198,557
Common shares issued for prepaid services	–	335,000
Convertible note accrued interest converted to common stock	6,274	32,836
Expenses paid by related parties that increased related party debt	–	87,163
Original issue discount	10,000	–
Warrants issued with debt	190	–

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

12.	Commitments and Contingencies

(a)	On May 1, 2018, Gala California, a 51% owned subsidiary of the Company, entered into a lease agreement with an individual who holds a 49% interest in Gala California to lease a commercial building in Long Beach, California. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

November 30, 2019	83,250
November 30, 2020	114,941
November 30, 2021	119,538
November 30, 2022	124,320
November 30, 2023	52,644

Total minimum lease payments	494,693

(b)	In April 2019, the Company finalized a settlement agreement with the consultant and the Company has accrued $64,000 as part of the settlement amount as at February 28, 2019 and November 30, 2018.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended February 28, 2019

(unaudited)

13.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after February 28, 2019 with the exception of the following:

(a)	On March 19, 2019, the Company issued 1,500,000 common shares for proceeds of $75,000.
(b)	On March 19, 2019, the Company issued 1,000,000 common shares for consulting services to a non-related party.
(c)	On March 19, 2019, the Company issued 1,725,000 common shares for the conversion of $1,725 of a loan payable.
(d)	On April 1, 2019 the Company issued 1,500,000 common shares for consulting services to a non-related party.
(e)	On April 5, 2019, the Company issued 2,500,000 common shares for consulting services to a non-related party.
(f)	On April 11, 2019 the Company issued 2,750,000 common shares for a partial settlement of a lawsuit to non-related parties.
(g)	On April 12, 2019 the Company issued 1,500,000 common shares for consulting services to a non-related party.

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

The Company currently has been approved by the City of Long Beach to build a testing Cannabis Lab and the Lab build-out is scheduled to be completed on May 20, 2019. The company intends to provide Testing or Analytical Chemistry tools for chemical, plant, soil, and liquid.

The Company also will provide genetic “fingerprinting” and “sequencing” of various crop species. This Fingerprinting allows for storing genetic fingerprint information into a proprietary database. Customers can access genetic fingerprint data which can be used for predictive breeding applications and for protecting intellectual property (IP).

RESULTS OF OPERATIONS

Working Capital

	February 28, 2019 $	November 30, 2018 $
Current Assets	243,493	226,998
Current Liabilities	(1,633,091)	(1,120,864)
Working Capital (Deficit)	(1,389,598)	(893,866)

Cash Flows

	Three months ended February 28, 2019 $	Three months ended February 28, 2018 $
Cash Flows from (used in) Operating Activities	(107,702)	(82,599)
Cash Flows from (used in) Investing Activities	(6,703))	–
Cash Flows from (used in) Financing Activities	177,500	75,000
Net Increase (decrease) in Cash During Period	63,095	(7,599)

Operating Expenses

Three Months Ended February 28, 2019 and 2018

During the three months ended February 28, 2019, the Company incurred operating expenses of $230,663 compared to operating expenses of $548,228 during the three months ended February 28, 2018. The decrease in operating expense was due to a $290,700 decrease in consulting expenses including a $231,055 decrease to related parties for consulting services. The Company also had a decrease in general and administrative expenses of $41,715 including $44,118 to related party expenses offset by an increase in other general and administrative expenses of $2,403 from prior year. Rent expense increased $14,865 due to the costs incurred on the Gala California office lease in fiscal 2019 that was not applicable in the first quarter of fiscal 2018.

The Company incurred a net loss of $577,172 during the three months ended February 28, 2019 compared to a net loss of $583,242 during the three months ended February 28, 2018. In addition to operating expenses, the Company recorded a loss of $353,949 for the change in fair value of the derivative liabilities relating to the beneficial conversion feature of the conversion option in the outstanding convertible note, as well as interest expense of $27,007 for interest incurred on the Company’s debts. Furthermore, the Company recorded a gain of $16,833 relating to the settlement of conversion of outstanding convertible debt during the period. For the three months ended February 28, 2018, the Company recorded a loss of $111,519 for the change in fair value of the derivative liabilities relating to the beneficial conversion feature of the conversion option in the outstanding convertible note, as well as interest expense of $18,238 for interest incurred on the Company’s debts. Furthermore, the Company recorded a gain of $94,743 relating to the settlement of conversion of outstanding convertible debt during the period.

Net Loss

During the three months ended February 28, 2019, the Company incurred a net loss of $577,172 or $0.01 loss per share compared to a net loss of $583,242 and loss per share of $0.01 during the three months ended February 28, 2018. The increase in the net loss and loss per share amounts were due to greater expenditures relating to the fair value of share-based compensation that was issued during the current period.

Liquidity and Capital Resources

As of February 28, 2019, the Company has working capital deficit of $1,389,598 and an accumulated deficit of $5,654,618 compared to a working capital deficit of $893,866 and an accumulated deficit of $5,077,446 as at November 30, 2018. The decrease in working capital deficit was due to the settlement of outstanding convertible notes with the issuance of common shares, which also led to a decrease in the derivative liability balance outstanding at February 28, 2019. Furthermore, the Company issued common shares to management and consultants of the Company which was recorded as prepaid expense as the fair value of the common shares issued were for services over a period of 12 months from the date of the agreements.

During the three months ended February 28, 2019, the Company issued the following common shares:

(a)	On December 6, 2018, the Company issued 500,000 common shares to a non-related party for previous issuances of 500,000 common shares at $0.10 per share which was revalued to $0.05 per share.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares with a fair value of $39,000 to a director of the Company as directors fees.

(c)	On January 8, 2019, the Company issued 1,186,310 common shares with a fair value of $26,099 to settle convertible debentures of $20,000 and derivative liability of $22,932 resulting in a gain on settlement of debt of $16,833.

Cash flow from Operating Activities

During the three months ended February 28, 2019, the Company used cash of $107,702 for operating activities compared to $82,599 during the three months ended February 28, 2018. The increase in the cash used for operating activities was due to higher operating expenditures compared to the prior year.

Cash flow from Investing Activities

During the three months ended February 28, 2019 there were $6,703 in leasehold improvements in 2019 and $nil in 2018

Cash flow from Financing Activities

During the three months ended February 28, 2019, the Company received $177,500 of proceeds from financing activities comprised of $205,000 net proceeds from the issuance of two convertible notes offset by repayment of $27,500 to related parties compared to proceeds received of $75,000 from related parties during the three months ended February 28, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

(a)	On March 19, 2019, the Company issued 1,500,000 common shares for proceeds of $75,000.

(b)	On March 19, 2019, the Company issued 1,000,000 common shares for consulting services to a non-related party.

(c)	On March 19, 2019, the Company issued 1,725,000 common shares for the conversion of $1,725 of a loan payable.

(d)	On April 1, 2019 the Company issued 1,500,000 common shares for consulting services to a non-related party.

(e)	On April 5, 2019, the Company issued 2,500,000 common shares for consulting services to a non-related party.

(f)	On April 11, 2019 the Company issued 2,750,000 common shares for a partial settlement of a lawsuit to non-related parties.

(g)	On April 12, 2019 the Company issued 1,500,000 common shares for consulting services to a non-related party.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of February 28, 2019.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of February 28, 2019, the Company is subject of a civil action relating to a former consultant for a breach of contract. In April 2019, the Company anticipates a settlement agreement of this action. The Company had accrued $64,000 as part of the settlement amount at November 30, 2018

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the three months ended February 28, 2019, there were the following equity transactions.

(a)       On December 5, 2018, the Company issued 500,000 common shares for proceeds of $25,000

(b)       On December 31, 2018, the Company issued 1,500,000 common shares for consulting services to a director of the company

(c)       On January 7, 2019, the Company issued 1,186,310 common shares for the conversion of $20,000 of loan payable

(d)       On February 5, 2019, the Company entered into a convertible note agreement for $5,000. The note is unsecured, bears interest at 12% per annum, and is due on February 5, 2020. The note is convertible into common shares at the lower of: (i) $0.04 per share; or (ii) 50% of the lowest three trading prices in the twenty day trading period leading up to the date of conversion. In addition, the Company granted 10,000 share purchase warrants to the note holder with an exercise price of $0.01 per share until February 5, 2026

(e)       On February 8, 2019, the Company entered into a convertible note agreement for $210,000. The note is unsecured, bears interest at 8% per annum, and is due on January 30, 2020. The note is convertible into common shares at 62% of the average two lowest trading prices in the twenty trading days leading up to the date of conversion

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

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

GALA PHARMACEUTICAL INC.
(REGISTRANT)

Date: April 29, 2019	/s/ Maqsood Rehman
Maqsood Rehman
Chief Executive Officer
(Authorized Officer for Registrant)

