Form 10-Q
period 2019-05-31
Gala Pharmaceutical Inc.
filed 2019-07-23
CIK 1513403

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-55998

GALA PHARMACEUTICAL INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771014
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18881 Von Karman Ave. Suite 1440

Irvine, CA 92612

(Address of principal executive offices)

(775) 321-8238

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 19, 2019, the registrant had 118,022,976 shares of common stock outstanding.

GALA PHARMACEUTICAL INC.

2

GALA PHARMACEUTICAL INC.

Consolidated Financial Statements

For the Six Months Ended May 31, 2019

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

GALA PHARMACEUTICAL INC.

Condensed Consolidated Balance Sheets

	May 31, 2019 $	November 30, 2018 $
	(unaudited)
ASSETS

Current assets

Cash	37,252	116,198
Prepaid expenses – related parties	27,000	69,000
Marketable securities	28,800	41,800

Total current assets	93,052	226,998

Equipment, net of accumulated depreciation	292,552	35,160

Total assets	385,604	262,158

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	85,547	82,275
Accounts payable and accrued liabilities – related party	82,642	49,761
Deferred rent	29,096	29,096
Due to related parties	182,397	203,688
Loans payable	40,275	42,000
Loans payable – related parties	5,764	5,764
Warrant liability	65,884	5,694
Convertible note, net of discount of $425,060 and $76,903, respectively	275,594	244,477
Derivative liabilities	2,697,193	458,109

Total liabilities	3,464,392	1,120,864

STOCKHOLDERS’ DEFICIT

Preferred stock authorized: 10,000,000 shares with a par value of $0.001 per share issued and outstanding: 500,000 and nil shares, respectively	500	500

Common stock authorized: 500,000,000 shares with a par value of $0.001 per share issued and outstanding: 107,672,976 and 92,011,666 shares, respectively	107,673	92,012

Additional paid-in capital	4,692,859	4,290,722
Share subscriptions received	7,000	–
Deferred compensation	(31,952)	(117,021)
Deficit	(7,767,420)	(5,077,446)

Total stockholders’ deficit attributable to Gala Pharmaceutical Inc.	(2,991,339)	(811,233)
Non-controlling interest	(87,448)	(47,473)

Total liabilities and stockholders’ deficit	385,604	262,158

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended May 31, 2019 $	Three months ended May 31, 2018 $	Six months ended May 31, 2019 $	Six months ended May 31, 2018 $

Revenue	–	4,675	–	4,675
Cost of revenue	–	3,216	–	3,216

Gross Profit	–	1,459	–	1,459

Operating expenses

Consulting fees	205,500	135,235	261,190	250,578
Consulting fees – related party	168,137	101,840	257,274	422,032
Depreciation	10,810	2,724	13,533	5,454
General and administrative	76,890	109,068	115,556	145,331
General and administrative – related party	1,603	24,890	18,000	85,405
Rent	19,050	10,418	47,100	23,603

Total operating expense	481,990	384,175	712,653	932,403

Loss before other income (expense)	(481,990)	(382,716)	(712,653)	(930,944)

Other income (expense)
Change in fair value of derivative liabilities	(1,525,067)	329	(1,879,016)	(111,190)
Interest expense	(57,631)	(15,769)	(84,638)	(34,007)
Gain (loss) on settlement of debt	(36,225)	–	(19,392)	94,743
Settlement expense	(21,250)	–	(21,250)	–
Unrealized loss on marketable securities	(8,400)	–	(13,000)	–

Total other income (expense)	(1,648,573)	(15,440)	(2,017,296)	(50,454)

Net loss	(2,130,563)	(398,156)	(2,729,949)	(981,398)
Less: loss attributed to non-controlling interest	17,761	4,410	39,975	4,410

Net loss to Gala Pharmaceutical Inc.	(2,112,802)	(393,746)	(2,689,974)	(976,988)

Net loss per share, basic and diluted	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding, basic and diluted	103,642,813	53,204,863	98,940,607	46,774,994

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the period from December 1, 2017 to May 31, 2019

(unaudited)

	Preferred stock		Common stock		Additional paid-in	Common Stock	Deferred	Non controlling
	Shares	Par Value	Shares	Par value	capital	Issuable	Compensation	Interest	Deficit	Total
	#	$	#	$	$	$	$	$	$	$

Balance, November 30, 2017	500,000	500	35,701,590	35,702	2,417,400	25,000	(165,853)	–	(3,218,569)	(905,820)

Shares issued for cash	–	–	27,250,000	27,250	492,750	–	–	–	–	520,000

Shares issued for settlement of debt	–	–	4,143,409	4,143	365,988	–	–	–	–	370,131

Shares issued for consulting services	–	–	11,500,000	11,500	548,500	(25,000)	–	–	–	535,000

Shares issued for consulting services – related party	–	–	13,416,667	13,417	466,083	–	–	–	–	479,500

Deferred compensation	–	–	–	–	–	–	48,832	–	–	48,832

Net loss for the year	–	–	–	–	–	–	–	(47,473)	(1,858,877)	(1,906,350)

Balance, November 30, 2018	500,000	500	92,011,666	92,012	4,290,722	–	(117,021)	(47,473)	(5,077,446)	(858,706)

Shares issued for cash	–	–	1,500,000	1,500	28,500	–	–	–	–	30,000

Shares issued for services	–	–	8,500,000	8,500	230,000	–	–	–	–	238,500

Shares issued for settlement expense	–	–	2,750,000	2,750	82,500	–	–	–	–	85,250

Shares issued for conversion of debt			2,911,310	2,911	61,137	–	–	–	–	64,048

Share subscriptions received	–	–	–	–	–	7,000	–	–	–	7,000

Deferred compensation	–	–	–	–	–	–	85,069	–	–	85,069

Net loss for the period	–	–	–	–	–	–	–	(39,975)	(2,689,974)	(2,729,949)

Balance, May 31, 2019	500,000	500	107,672,976	107,673	4,692,859	7,000	(31,952)	(87,448)	(7,767,420)	(3,078,788)

GALA PHARMACEUTICAL INC.

Condensed Consolidated Statements of Cash Flows

	Six months ended May 31, 2019 $	Six months ended May 31, 2018 $

Operating activities

Net loss for the year	(2,729,949)	(981,398)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	44,843	–
Change in fair value of derivative liability	1,879,016	111,190
Common shares issued for services and compensation – related party	39,000	200,000
Common shares issued for services	284,568	586,767
Common shares issued for settlement expenses	85,250	–
Depreciation and amortization	13,533	5,454
Loss (gain) on settlement of debt	19,392	(94,743)
Unrealized loss on marketable securities	13,000	–

Changes in operating assets and liabilities:
Prepaid expenses	42,000	(131,631)
Accounts payable and accrued liabilities	9,546	26,902
Accounts payable and accrued liabilities – related party	32,881	33,867
Warrant liability	60,190	–

Net cash used in operating activities	(206,730)	(243,592)

Investing activities

Purchase of equipment	(270,925)	–

Net cash used in investing activities	(270,925)	–

Financing activities
Proceeds from related party operating advances	15,209	75,000
Proceeds from convertible notes	383,000	–
Proceeds from share issuances	37,000	200,000
Repayments to related party	(36,500)	–

Net cash provided by financing activities	398,709	275,000

Increase (decrease) in cash	(78,946)	31,408

Cash, beginning of period	116,198	7,767

Cash, end of period	37,252	39,175

Supplemental disclosures (Note 11)

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at May 31, 2019, the Company has a working capital deficit of $3,371,340 and an accumulated deficit of $7,767,420. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

(b)	Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries: 51% ownership of Gala Pharmaceutical (California), Inc. (“Gala California”) from February 7, 2018 (date of incorporation) to current date, and 100% ownership of Cannabis Ventures Inc (USA), Cannabis Ventures Inc (Canada), and CBD Life, Inc. until the sale of these subsidiaries on June 20, 2018. All inter-company transactions and balances have been eliminated on consolidation and the proportionate net income/loss on the 49% non-controlling interest has been deducted from the Company’s net loss on the consolidated statement of operations commencing with a corresponding entry within stockholders’ deficit.

(c)	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ended November 30, 2019. For more complete financial information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2018 included in our Form 10-K filed with the SEC.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

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

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(e)	Financial Instruments (continued)

The following table represents assets and liabilities that are measured and recognized in fair value as of May 31, 2019, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	28,800	–	–	(13,000)
Warrant liability	–	–	(65,884)	–
Derivative liabilities	–	–	(2,697,193)	(1,879,016)

Total	28,800	–	(2,763,077)	(1,892,016)

The following table represents assets and liabilities that are measured and recognized in fair value as of November 30, 2018, on a recurring basis:

	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Marketable securities	41,800	–	–	(30,000)
Warrant liability	–	–	(5,694)	–
Derivative liabilities	–	–	(458,109)	(257,861)

Total	41,800	–	(463,803)	(287,861)

(f)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the periods ended May 31, 2019 and November 30, 2018. As at May 31, 2019, the Company had 102,042,669 (November 30, 2018 – 12,354,104) potentially issuable shares from outstanding convertible notes and share purchase warrants.

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

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Recently Adopted Accounting Pronouncements (continued)

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

Deferred compensation is comprised of common shares issued to officers and directors of the Company for compensation services. During the six months ended May 31, 2019, the Company recorded $85,069 (May 31, 2018 - $164,767) of compensation expense and the remaining $31,952 (November 30, 2018 - $117,021) was recorded as deferred compensation within shareholders’ equity.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

4.	Equipment

	Cost $	Accumulated amortization $	May 31, 2019 $	November 30, 2018 $

Machinery	74,089	(22,073)	52,016	35,160
Leasehold improvements	248,285	(7,749)	240,536	–

	322,374	(29,822)	292,552	35,160

During the three months ended May 31, 2019, the Company recorded $10,810 (May 31, 2018 - $2,724) of depreciation expense. During the six months ended May 31, 2019, the Company recorded $13,533 (May 31, 2018 - $5,454) of depreciation expense.

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $250,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $280,000. On November 30, 2017, a default penalty of $73,629 was applied as the Company defaulted on the convertible debenture. During the period ended May 31, 2019, the Company issued 1,186,310 common shares for the conversion of $13,726 of principal balance and $6,274 of accrued interest. As at May 31, 2019, the carrying value of the convertible debenture was $227,654 (November 30, 2018 - $241,380).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As at May 31, 2019, the carrying value of the convertible debenture was $15,000 (November 30, 2018 - $1,675) and the unamortized discount on the convertible debenture was $nil (November 30, 2018 - $13,325).

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

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

5.	Convertible Debentures (continued)

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $15,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $15,000. As at May 31, 2019, the carrying value of the convertible debenture was $15,000 (November 30, 2018 - $1,089) and the unamortized discount on the convertible debenture was $nil (November 30, 2018 - $13,911).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $50,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $50,000. As at May 31, 2019, the carrying value of the convertible debenture was $7,626 (November 30, 2018 - $333) and the unamortized discount on the convertible debenture was $42,374 (November 30, 2018 - $49,667).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $210,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $210,000. As at May 31, 2019, the carrying value of the convertible debenture was $8,158 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $201,842 (November 30, 2018 - $nil).

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

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $5,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $5,000. As at May 31, 2019, the carrying value of the convertible debenture was $209 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $4,791 (November 30, 2018 - $nil).

g)	On April 22, 2019, the Company issued a callable secured convertible note for $120,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on April 22, 2020. The note is also convertible into common shares of the Company at 50% of the lowest trading price during the 25 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 24% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $120,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $120,000. As at May 31, 2019, the carrying value of the convertible debenture was $1,560 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $118,440 (November 30, 2018 - $nil).

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

5.	Convertible Debentures (continued)

h)	On May 7, 2019, the Company issued a callable secured convertible note for $58,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on May 7, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price during the 15 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 22% per annum.

The embedded conversion option qualifies for derivative accounting under ASC 815-15, Derivatives and Hedging. The fair value of the derivative liability resulted in a full discount of the $58,000 based on the net proceeds received from promissory note. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the face value of $58,000. As at May 31, 2019, the carrying value of the convertible debenture was $387 (November 30, 2018 - $nil) and the unamortized discount on the convertible debenture was $57,613 (November 30, 2018 - $nil).

6.	Derivative Liability

The Company records the fair value of the conversion price of the convertible debentures, as disclosed in Note 5, in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative liability is revalued on each balance sheet date or upon conversion of the underlying convertible debenture into equity with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended May 31, 2019, the Company recorded a loss on the change in fair value of the derivative liability of $1,879,016 (May 31, 2018 - $111,190). As at May 31, 2019, the Company had a derivative liability of $2,697,193 (November 30, 2018 - $458,109).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended May 31, 2019 and November 30, 2018, assuming no dividend yield:

	May 31, 2019	November 30, 2018

Expected volatility	436%	485%
Risk free rate	2.49%	2.52%
Expected life (in years)	0.8	0.5

A summary of the activity of the derivative liability is shown below:

$

Balance, November 30, 2018	458,109
Derivative loss due to new issuances	383,000
Adjustment for conversion	(22,932)
Mark to market adjustment	1,879,016

Balance, May 31, 2019	2,697,193

7.	Related Party Transactions

(a)	As at May 31, 2019, the Company owed $182,397 (November 30, 2018 - $203,688) to a company controlled by a significant shareholder of the Company to fund payment of operating expenditures. During the period ended May 31, 2019, the Company repaid $36,500 of financing and received $15,209. The amount owed is unsecured, non-interest bearing, and due on demand.

(b)	As at May 31, 2019, the Company owed $61,000 (November 30, 2018 - $43,000) to a significant shareholder of the Company, which has been recorded in accounts payable and accrued liabilities - related parties. The amount owed is unsecured, non-interest bearing, and due on demand. During the period ended May 31, 2019, the Company incurred $18,000 (May 31, 2018 - $18,000) of consulting expense relating to services provided to the Company.

(c)	As at May 31, 2019, the Company owed $5,625 (November 30, 2018 - $5,625) to an officer of the Company, which has been recorded in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

7.	Related Party Transactions (continued)

(d)	As at May 31, 2019, the Company owed $2,064 (November 30, 2018 - $2,064) to a significant shareholder of the Company. The amount is unsecured, bears interest at 3% per annum, and due 180 days from the date of issuance. As at May 31, 2019, accrued interest of $160 (November 30, 2018 - $129) has been included in accounts payable and accrued liabilities, related parties.

(e)	As at May 31, 2019, the Company owed $3,500 (November 30, 2018 - $3,500) to a company controlled by a significant shareholder of the Company. The amount owed is unsecured, non-interest bearing, and due on demand.

(f)	As at May 31, 2019, the Company owed $nil (November 30, 2018 - $6,560) to the Chief Executive Officer of the Company. During the period ended May 31, 2019, the Company incurred $163,479 (May 31, 2018 - $317,430) of compensation costs.

(g)	As at May 31, 2019, the Company prepaid $27,000 (November 30, 2018 - $27,000) of prepaid rent to a shareholder that holds 49% interest of Gala California. The amounts owed are unsecured, non-interest bearing, and due on demand. During the period ended May 31, 2019, the Company paid $45,000 (May 31, 2018 - $nil) of rent to the shareholder.

8.	Loans Payable

a)	On April 22, 2016, the Company issued a $22,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. In March 2019, the Company issued 1,725,000 at $0.001 per share to settle $1,725 of promissory note. As at May 31, 2019, the outstanding balance of the promissory note was $20,275 (November 30, 2018 - $22,000).

b)	On June 3, 2016, the Company issued a $20,000 promissory note to an unrelated party. Under the terms of the note, the amount due is unsecured, bears interest at 3% per annum, and is due 180 days from the date of issuance. As at May 31, 2019, the outstanding balance of the promissory note was $20,000 (November 30, 2018 - $20,000).

9.	Common Shares

(a)	On December 6, 2018, the Company issued 500,000 common shares to a non-related party for previous issuances of 500,000 common shares at $0.10 per share which was revalued to $0.05 per share.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares with a fair value of $39,000 to a director of the Company as directors fees.

(c)	On January 8, 2019, the Company issued 1,186,310 common shares with a fair value of $26,099 to settle convertible debentures of $20,000 and derivative liability of $22,932 resulting in a gain on settlement of debt of $16,833.

(d)	On March 19, 2019, the Company issued 1,725,000 common shares with a fair value of $37,950 to settle outstanding loans payable of $1,725 resulting in a loss on settlement of debt of $36,225. Refer to Note 8(a).

(e)	On March 19, 2019, the Company issued 1,000,000 common shares with a fair value of $22,000 for consulting services.

(f)	On March 19, 2019, the Company issued 1,500,000 common shares at $0.02 per share for proceeds of $30,000.

(g)	On April 1, 2019, the Company issued 3,000,000 common shares with a fair value of $75,000 for consulting services.

(h)	On April 5, 2019, the Company issued 2,500,000 common shares with a fair value of $77,500 for consulting services.

(i)	On April 7, 2019, the Company issued 2,750,000 common shares with a fair value of $85,250 for settlement expenses with respect to outstanding litigation against the Company.

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

10.	Share Purchase Warrants

In February 2019, the Company issued 10,000 share purchase warrants as part of the issuance of convertible debentures. The fair value of the share purchase warrants was $190, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 380%, expected life of 7 years, and a risk free rate of 2.89%.

In April 2019, the Company issued 2,000,000 share purchase warrants as part of the issuance of convertible debentures. The fair value of the share purchase warrants was $60,000, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 411%, expected life of 5 years, and a risk free rate of 2.30%.

	Number of warrants	Weighted average exercise price $

Balance, November 30, 2018	160,000	0.01
Issued	2,010,000	0.03

Balance, May 31, 2019	2,170,000	0.03

11.	Supplemental Disclosures

	Six months ended May 31, 2019 $	Six months ended May 31, 2018 $
Non-cash investing and financing activities:

Common shares issued to settle third party debt	15,451	198,557
Common shares issued for deferred compensation	–	60,000
Common shares issued for prepaid services	–	335,000
Convertible note accrued interest converted to common stock	6,274	32,836
Expenses paid by related parties that increased related party debt	–	87,163
Original issue discount	10,000	–
Warrants issued with debt	60,190	–

Supplemental disclosures:

Interest paid	–	–
Income tax paid	–	–

GALA PHARMACEUTICAL INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended May 31, 2019

(unaudited)

12.	Commitments and Contingencies

(a)	On May 1, 2018, Gala California, a 51% owned subsidiary of the Company, entered into a lease agreement with an individual who holds a 49% interest in Gala California to lease a commercial building in Long Beach, California. Under the terms of the lease agreement, the Company is committed to the following minimum lease payments:

Fiscal year ended	$

November 30, 2019	65,160
November 30, 2020	114,941
November 30, 2021	119,538
November 30, 2022	124,320
November 30, 2023	52,644

Total minimum lease payments	476,603

13.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after May 31, 2019 with the exception of the following:

(a)	On June 24, 2019, the Company issued 350,000 common shares to a non-related party for proceeds of $7,000, which was previously received as at May 31, 2019.

(b)	On June 24, 2019, the Company issued 10,000,000 common shares pursuant to a revised stock purchase agreement adjusting the stock purchase price to $0.01 per share.

(c)	On June 27, 2019, the Company issued a callable secured convertible note for $38,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on May 7, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price during the 15 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 22% per annum.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2019 $	November 30, 2018 $
Current Assets	93,052	226,998
Current Liabilities	(3,464,392)	(1,120,864)
Working Capital (Deficit)	(3,371,340)	(893,866)

Cash Flows

	Six months ended May 31, 2019 $	Six months ended May 31, 2017 $
Cash Flows from (used in) Operating Activities	(206,730)	(243,592)
Cash Flows from (used in) Investing Activities	(270,925)	–
Cash Flows from (used in) Financing Activities	398,709	275,000
Net Increase (decrease) in Cash During Period	(78,946)	31,408

Revenues

During the three and six months ended May 31, 2019, the Company earned $nil revenues compared to revenues of $4,675 from the sale of parts and equipment with a cost of sales of $3,216 for the three and six months ended May 31, 2018.

Operating Expenses

Three Months Ended May 31, 2019 and 2018

During the three months ended May 31, 2019, the Company incurred operating expenses of $481,990 compared to operating expenses of $384,175 during the three months ended May 31, 2018. The increase in operating expenses was due to an increase of $136,562 of consulting expenses as the Company incurred more consulting costs due to an increase in its lab activities. The increase was offset by a decrease in general and administrative expense of $55,465 as the Company as the Company focused more on consulting costs and less on day-to-day overhead costs.

The Company incurred a net loss of $2,112,802 during the three months ended May 31, 2019 compared to a net loss of $393,746 during the three months ended May 31, 2018. In addition to operating expenses, the Company recorded a loss of $1,525,067 for change in the fair value of derivative liabilities due to the fair value of the beneficial conversion feature on the Company’s convertible debentures which fluctuates due to the floating conversion rates. The Company also recorded interest expense of $57,631 during the three months ended May 31, 2019 compared to interest expense of $15,769 during the three months ended May 31, 2018 and the increase was due to an overall increase of convertible notes outstanding during the current period. The Company also recorded a loss on $36,225 for settlement of debt, $21,250 of additional settlement expense relating to the issuance of common shares to settle outstanding litigation claims, and a $8,400 loss on the change in the fair value of the Company’s holdings of Green Gro Technologies.

Six Months Ended May 31, 2019 and 2018

During the six months ended May 31, 2019, the Company incurred operating expenses of $712,653 compared to operating expenses of $932,403 during the six months ended May 31, 2018. The decrease in operating expenses was due to a decrease of $154,146 of consulting expenses as the Company issued substantially more common shares during the six months ended May 31, 2018 for management and consulting expenses including 5,000,000 common shares issued to the Company’s Chief Executive Officer as a compensation bonus with a fair value of $200,000. The Company also had a decrease in general and administrative expense of $97,180 as the Company preserved available cash flow for the development of its lab activities and less on overhead costs. The decrease was offset by an increase of $23,497 of rent expenses which included rent costs incurred on a new facility for Gala California in preparation for its lab testing activities.

The Company incurred a net loss of $2,689,974 during the six months ended May 31, 2019 compared to a net loss of $976,988 during the six months ended May 31, 2018. In addition to operating expenses, the Company recorded interest expense of $84,638, a loss on the change in fair value of derivative liabilities of $1,879,016 relating to the increase in the fair value of the beneficial conversion feature of the Company’s convertible notes payable, a loss on settlement of debt of $19,392, settlement expense of $21,250 relating to the issuance of common shares for the settlement of outstanding litigation against the Company, and an unrealized loss of $13,000 for the fair value of common shares of Green Gro Technologies that is being held by the Company. During the six months ended May 31, 2018, the Company incurred a loss of $111,190 for the change in fair value of the beneficial conversion feature of its convertible notes, $34,007 of interest expense, and a gain on settlement of debt of $94,743. The increase in other expenses was due to a significant increase in the loss on the change in fair value of derivative liabilities due to an increase in the overall convertible notes outstanding which also explains why interest expense was higher in fiscal 2019 compared to fiscal 2018.

Net Loss

During the six months ended May 31, 2019, the Company incurred a net loss of $2,689,974 or $0.03 loss per share compared to a net loss of $976,988 and a loss per share of $0.02 during the six months ended May 31, 2018. The increase in the net loss and loss per share amounts were due to increases in expenditures and the loss in the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of May 31, 2019, the Company has working capital deficit of $3,371,340 and an accumulated deficit of $7,767,420 compared to a working capital deficit of $893,866 and an accumulated deficit of $5,077,446 as at November 30, 2018. The increase in working capital deficit was due to an increase of $2,239,084 in the derivative liability due to an increase in the volatility of the Company’s common shares and an increase in the face value of convertible notes outstanding. Furthermore, the Company had a decrease of $78,946 of cash as the Company used cash for operating and investing activities at a greater rate than the amounts that were funded by financing activities during the period.

During the six months ended May 31, 2019, the Company issued the following common shares:

(a)	On December 6, 2018, the Company issued 500,000 common shares to a non-related party for previous issuances of 500,000 common shares at $0.10 per share which was revalued to $0.05 per share.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares with a fair value of $39,000 to a director of the Company as director’s fees.

(c)	On January 8, 2019, the Company issued 1,186,310 common shares with a fair value of $26,099 to settle convertible debentures of $20,000 and derivative liability of $22,932 resulting in a gain on settlement of debt of $16,833.

(d)	On March 19, 2019, the Company issued 1,500,000 common shares for proceeds of $30,000.

(e)	On March 19, 2019, the Company issued 1,725,000 common shares with a fair value of $37,950 for the conversion of $1,725 of outstanding loans payable.

(f)	On March 19, 2019, the Company issued 1,000,000 common shares with a fair value of $22,000 for services.

(g)	On April 1, 2019, the Company issued 3,000,000 common shares with a fair value of $75,000 for services.

(h)	On April 5, 2019, the Company issued 2,500,000 common shares with a fair value of $77,500 for services.

(i)	On April 7, 2019, the Company issued 2,750,000 common shares with a fair value of $85,250 for the settlement of outstanding litigation against the Company.

Cash flow from Operating Activities

During the six months ended May 31, 2019, the Company used cash of $206,730 for operating activities compared to $243,592 during the six months ended May 31, 2018. The decrease in the use of cash for operating activities is due to the fact that the Company had lower operating expenses during the current period and allocated some of its limited cash flows for the purchase of equipment which is classified as an investing activity.

Cash flow from Investing Activities

During the six months ended May 31, 2019, the Company used $270,925 of cash for the purchase of equipment and leasehold improvements. During the six months ended May 31, 2018, the Company did not have any investing activities.

Cash flow from Financing Activities

During the six months ended May 31, 2019, the Company received $398,709 of cash from financing activities which included $383,000 from the issuance of convertible notes, $37,000 from the issuance of common shares, $15,209 from related parties and offset by repayments of $36,500 to related parties. During the six months ended May 31, 2018, the Company received $275,000 from financing activities, which included $75,000 from related party advances and $200,000 from the issuance of common shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after May 31, 2019 with the exception of the following:

(a)	On June 24, 2019, the Company issued 350,000 common shares for proceeds of $7,000.

(b)	On June 24, 2019, the Company issued 10,000,000 common shares pursuant to a revised stock purchase agreement which revised the purchase price to $0.01 per share of common stock.

(c)	On June 27, 2019, the Company issued a callable secured convertible note for $38,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on May 7, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price during the 15 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 22% per annum.

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

Based on this evaluation and because of the material weaknesses, management has concluded that our internal control over financial reporting was not effective as of May 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of April 24, 2019, the civil action relating to a former consultant for a breach of contract was dismissed.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

For the six months ended May 31, 2019, there were the following equity transactions.

(a)	On December 6, 2018, the Company issued 500,000 common shares to a non-related party for previous issuances of 500,000 common shares at $0.10 per share which was revalued to $0.05 per share.

(b)	On December 31, 2018, the Company issued 1,500,000 common shares for consulting services to a director of the company

(c)	On January 7, 2019, the Company issued 1,186,310 common shares for the conversion of $20,000 of loan payable

(d)	On March 19, 2019, the Company issued 1,725,000 common shares with a fair value of $37,950 to settle outstanding loans payable of $1,725 resulting in a loss on settlement of debt of $36,225. Refer to Note 8(a).

(e)	On March 19, 2019, the Company issued 1,000,000 common shares with a fair value of $22,000 for consulting services.

(f)	On March 19, 2019, the Company issued 1,500,000 common shares at $0.02 per share for proceeds of $30,000.

(g)	On April 1, 2019, the Company issued 3,000,000 common shares with a fair value of $75,000 for consulting services.

(h)	On April 5, 2019, the Company issued 2,500,000 common shares with a fair value of $77,500 for consulting services.

(i)	On April 7, 2019, the Company issued 2,750,000 common shares with a fair value of $85,250 for settlement expenses with respect to outstanding litigation against the Company.

(j)	On January 30, 2019, the Company entered into a convertible note agreement for $5,000. The note is unsecured, bears interest at 12% per annum, and is due on February 5, 2020. The note is convertible into common shares at the lower of: (i) $0.04 per share; or (ii) 50% of the lowest three trading prices in the twenty day trading period leading up to the date of conversion. In addition, the Company granted 10,000 share purchase warrants to the note holder with an exercise price of $0.01 per share until February 5, 2026

(k)	On February 8, 2019, the Company entered into a convertible note agreement for $210,000. The note is unsecured, bears interest at 8% per annum, and is due on January 30, 2020. The note is convertible into common shares at 62% of the average two lowest trading prices in the twenty trading days leading up to the date of conversion.

(l)	On April 22, 2019, the Company issued a callable secured convertible note for $120,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum, and is due on April 22, 2020. The note is also convertible into common shares of the Company at 50% of the lowest trading price during the 25 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 24% per annum.

(m)	On May 7, 2019, the Company issued a callable secured convertible note for $58,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on May 7, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price during the 15 trading days prior to the date of conversion. Upon default of the note, the interest rate will increase to 22% per annum.

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

GALA PHARMACEUTICAL INC.
(REGISTRANT)

Date: July 23, 2019	/s/ Maqsood Rehman
Maqsood Rehman
Chief Executive Officer
(Authorized Officer for Registrant)

